Form 10-K
period 2005-01-01
Polypore, Inc.
filed 2005-03-31
CIK 1294819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
          Commission File Number  333-119224

Polypore, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	57-1006871
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

13800 South Lakes Drive Charlotte, North Carolina (Address of Principal Executive Offices)	28273 (Zip Code)
Registrant’s Telephone Number, Including Area Code
(704) 587-8409
Securities to be registered pursuant to Section 12(b) of the Act:
None
Securities to be registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
The Company currently has 100 shares of common stock outstanding, all of which are owned indirectly by Polypore International, Inc. Because no public market exists for such shares, the aggregate market value of the common stock held by non-affiliates of the Company is not determinable.

Polypore, Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended January 1, 2005
In this Annual Report on Form 10-K, the words “Polypore,” “Company,” “we,” “us” and “our” refer to Polypore, Inc. together with its subsidiaries unless the context indicates otherwise. References to “fiscal year” mean the 52 or 53 week period ending on the Saturday that is closest to December 31. The period from January 4, 2004 through May 1, 2004 includes 17 weeks and the period from May 2, 2004 through January 1, 2005 includes 35 weeks (together, 52 weeks), or “fiscal 2004.” The fiscal year ended January 3, 2004, or “fiscal 2003,” included 53 weeks. The fiscal years ended December 28, 2002, or “fiscal 2002,” December 29, 2001, or “fiscal 2001,” and December 30, 2000, or “fiscal 2000,” included 52 weeks.

Forward-looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore and its subsidiaries. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained under the captions “Business,” “Properties,” “Controls and Procedures” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s financial statements or the notes thereto, or the “Risk Factors” set forth in Exhibit 99.1 hereto. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual Report on Form 10-K, including the risks outlined under “Risk Factors” set forth in Exhibit 99.1 hereto, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore, the following, among other things:

•	the highly competitive nature of the markets in which we sell our products;

•	the failure to continue to develop innovative products;

•	the increased use of synthetic hemodialysis filtration membranes by our customers;

•	the loss of our customers;

•	the vertical integration by our customers of the production of our products into their own manufacturing process;

•	increases in prices for raw materials or the loss of key supplier contracts;

•	employee slowdowns, strikes or similar actions;

•	product liability claims exposure;

•	risks in connection with our operations outside the United States;

•	the incurrence of substantial costs to comply with, or as a result of violations of, or liabilities under environmental laws;

•	the failure to protect our intellectual property;

•	the failure to replace lost senior management;

•	the incurrence of additional debt, contingent liabilities and expenses in connection of future acquisitions;

•	the failure to effectively integrate newly acquired operations; and

•	the absence of expected returns from the amount of intangible assets we have recorded.
Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements, we cannot give any assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on Polypore’s results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to update these forward-looking statements or the Risk Factors set forth in Exhibit 99.1 to this Annual Report on Form 10-K to reflect new information, future events or otherwise, except as may be required under federal securities laws.
We have filed this Annual Report on Form 10-K and Current Reports on Form 8-K, and will file or furnish other reports pursuant to Section 13(a) or 15(d) under the Exchange Act, with the Securities and Exchange Commission (“Commission” or “SEC”). You may inspect a copy of any of our filings without charge at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Room 1024, Washington, DC 20549. You may obtain copies of our filings from such office at prescribed rates. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Polypore, Inc., that file electronically with the SEC. Our reports are available on the SEC website as soon as reasonably practicable after we electronically file such materials with the SEC. The reports are also available in print to any stockholder who requests them by contacting our Manager of Investor Relations, Mark Hadley, at the address above for the Company’s principal executive offices.

Item 1.	Business
General
Polypore, Inc., a Delaware corporation formed in 1994, is a worldwide developer, manufacturer and marketer of highly specialized polymer-based membranes used in separation and filtration processes. Our products and technologies target specialized applications and markets that require the removal or separation of various materials from liquids, with such materials ranging in size from microscopic to those visible to the human eye.
We manage our operations under two business segments: energy storage and separations media. The energy storage segment, which accounts for approximately two-thirds of our total sales, produces different types of membranes that function as separators in lead-acid batteries used in transportation and industrial applications and in lithium batteries used in electronics applications. The separations media segment, which accounts for approximately one-third of our total sales, produces membranes used in various healthcare and industrial applications, including hemodialysis, blood oxygenation, ultrapure water filtration, degasification and other specialty applications.
We believe that we are the number one or number two provider, in terms of market share, of membrane products for use in our primary separation and filtration markets. Our markets are highly specialized and constitute an attractive mix of stability and growth. We generally compete with only a few other companies. We enjoy longstanding relationships and collaborative partnerships with a diverse base of customers who are among the leaders in their respective markets. These relationships are strengthened by our ability to develop highly technical membrane products that meet the precise and evolving needs of our customers. Most of our products require years of cooperative development with customers, extensive testing and, in some applications, regulatory approval prior to the introduction of our customers’ products to the market. Although many of our products are critical functional components in our customers’ end products, they typically represent a relatively small percentage of the final delivered cost. In many of our markets, we are often selected as the customer’s exclusive supplier.
Historically, our growth has been both organic and through acquisitions. We significantly diversified our portfolio of products by acquiring Celgard from the Hoechst Celanese Corporation in December 1999, which gave us access to the fast-growing electronics and specialty filtration markets, and Membrana GmbH, a German corporation, from Acordis AG in February 2002 to expand our presence in the healthcare and specialty filtration markets. Almost every process stream has a filtration application, and many end products require materials possessing specialized filtration and separation functions. The large and extremely fragmented filtration and separation market presents an opportunity for future consolidation.
Our business strategy focuses on maintaining our existing strong collaborative relationships with our customers. Our research and development team works closely with our customers on product development, resulting in products customized to our customers’ manufacturing and end-use specifications. For example, as the power output requirement for rechargeable lithium batteries increases, we work closely with our customers to develop innovative separators, such as our proprietary trilayer separator, to meet the increased technical demands and specifications.
In addition, we seek to expand our products into adjacent markets and pursue new, developing niche end-markets. For example, we intend to expand our existing pipeline of products targeting future technology applications, which currently includes membranes for fuel cells, hybrid electric vehicles and specialty filtration applications. In addition, we believe there are significant opportunities to expand the geographical distribution of our existing products. Our Thailand facility, opened in 2002, gives us a local presence to serve the fast-growing Asian automobile fleet.

Finally, we intend to increase profitability through ongoing initiatives designed to improve efficiencies in the following areas:

•	productivity gains through improved and integrated business processes,

•	employee empowerment by encouraging quick decision-making at the lowest practical management levels, and

•	overhead reduction through continued cost focus and control.
Products, markets and customers
Our business segments are energy storage and separations media. Within each of these segments, we develop and produce products that relate to certain industrial and specialty technology end-use markets. The following table describes our key products and end-use markets served:

Segment	Applications	Major brands	End-uses and markets

Energy storage	Lead-acid batteries	Armorib® DARAK® Daramic®	Transportation and industrial batteries
	Rechargeable and disposable lithium batteries	CELGARD®	Electronics products such as laptop computers, mobile telephones, cameras and military equipment
Separations media	Hemodialysis	Cuprophan® DIAPES® Hemophan® SMC® Purema®	Hemodialysis dialyzers which replicate function of healthy kidneys
	Blood oxygenation	CELGARD® HEX PET® OXYPHAN® OXYPLUS®	Heart-lung machine oxygenation unit for open-heart surgical procedures
	Plasmapheresis	FractioPES® MicroPES® PLASMAPHAN®	Blood cell and plasma separation equipment
	Industrial and specialty applications	Accurel®	Microelectronics manufacturing/ chemical filtration
		Accurel Systems®	Polymer additives carrier
		Artisyn®	Printing media/graphic arts
		Liqui-Cel®	Water degasification, semiconductor and microelectronics manufacturing, beverage processing and pharmaceutical production
		MicroPES®	Water/chemical filtration for drinking water treatment and food and beverage processing
		SuperPhobic®	Solvent/ink de-bubbling for ink jet printers and semiconductor manufacturing
		UltraPES®	Prefiltration for reverse osmosis, water filtration

Energy storage
Our separators in the energy storage segment are used in lead-acid and lithium batteries to separate the positive and negative electrodes and control the flow of ions between them. These separators require specialized technical engineering and must be manufactured to extremely demanding requirements including thickness, porosity, mechanical strength, chemical and electrical resistance. During pro forma fiscal 2004, 2003 and 2002, our energy storage businesses accounted for 67.9%, 66.9% and 68.2% of our sales, respectively.
Transportation and industrial applications. We develop, manufacture and market a complete line of polyethylene and other resin separators for use in lead-acid batteries. Approximately 80% of the lead-acid battery separators we sell are used in starting, lighting and ignition (“SLI”) batteries for automobiles and other motor vehicles and approximately 20% are used in batteries for industrial applications such as forklifts, marine applications and stationary applications such as backup power for telecom infrastructure and uninterruptible power supply systems.
Separators used in lead-acid batteries are among the most highly engineered and performance critical components of the battery, yet only represent a small portion of the battery’s total cost. Our separators are designed to enhance battery performance and stability. We use polyethylene, polypropylene, and/or polyester mats to achieve product characteristics that satisfy highly engineered customer specifications. We have enhanced battery performance by constantly improving the balance between pore size and narrow pore distribution. Membrane pores must be large enough to allow ions to pass through, but small enough to prevent contamination from conductive particles, which cause short circuits. Our top five separator customers are Exide Technologies, Johnson Controls, Inc., East Penn Manufacturing Co., Inc., Fiamm Group and EnerSys, Inc.. We believe we have the number one aggregate market share position in terms of providing battery separators to the global transportation and industrial battery market.
Electronics applications. We also develop, manufacture and market a complete line of polypropylene and polyethylene monolayer and proprietary multilayer separators used for rechargeable (Li2) and disposable (Li1) lithium batteries. Approximately 80% of the lithium battery separators we sell are used in rechargeable lithium batteries and 20% are used in disposable lithium batteries. Rechargeable lithium batteries are used in consumer electronic products such as laptop computers, mobile telephones, cameras and PDAs. Disposable lithium batteries are primarily used in cameras, portable stereos and military applications. Our top lithium battery separator customers include Matsushita Battery Industrial Company Limited, BYD Company Limited, Tianjin Lishen Battery Joint-Stock Co., Ltd., E-One Moli Energy Corp., and Saft SA. We believe we are among the top three providers of battery separators to the lithium battery market and have been since its development in the early 1990’s. We believe these three providers supply more than 90% of the battery separator requirements for the lithium battery market. Market share fluctuates based on many factors including capacity, relative customer strength, product performance and economic conditions.
Separations media
In our separations media segment, we manufacture and market filtration membranes for use in hemodialysis, oxygenation and plasmapheresis machines in the healthcare industry as well as other industrial and specialty applications in the semiconductor, microelectronics, food and beverage and water purification industries. During pro forma fiscal 2004, 2003 and 2002, our separations media business accounted for 32.1%, 33.1% and 31.8% of our sales, respectively.
Hemodialysis. We are a leading independent developer, manufacturer and marketer of hemodialysis membranes, which are a critical component of dialyzers, a consumable item for kidney dialysis.
Dialysis is the artificial process that performs the function of a healthy kidney for patients with end-stage renal disease (“ESRD”). In a healthy person, the kidney carries out certain excretory and endocrine functions, including filtering toxins from the blood and controlling blood pressure. For an ESRD patient on dialysis, the membranes in the dialyzer perform these filtering functions. The membranes consist of thousands of fibers that resemble hollow straws slightly larger than a human hair. These fibers have micropores in their walls at a density of millions of holes per square inch. The size and distribution of these micropores trap harmful toxins while allowing healthy blood to pass through.
Because dialyzers are designed to use specific membrane technology and require U.S. Food and Drug Administration (“FDA”) approval, a dialyzer manufacturer’s relationship with its membrane supplier is strategically important, and the costs of changing suppliers are substantial. Switching to a membrane manufactured by a different supplier can involve two or three years of development costs. Because of the critical mission and integral role membranes play and the difficulty and expense involved in their substitution, we believe that major membrane manufacturers will play an important role in the future structure of the dialyzer industry. Key customers of the Company’s hemodialysis membranes include dialyzer manufacturers Gambro Dialysatoren GmbH & Co. KG (“Gambro”), Haidylena for Advanced Medical Industries, Nipro Co. Ltd. and Bellco S.p.A.
Hemodialysis filtration membranes are fabricated from two classes of materials: cellulosic and synthetic. Historically, most filtration membranes for dialyzers have been manufactured with cellulosic materials. In the last several years, membranes manufactured from synthetic materials have captured most of the market growth, while unit shipments of cellulosic materials have remained relatively flat. Since 2001, we have invested in developing and improving our own synthetic products and building new capacity to support the expected growth in this segment. We believe that our next generation synthetic product, Purema, which was first introduced at a trade show in May 2004, offers best-in-class technical performance relative to other membranes in the marketplace. The product is currently being evaluated by several potential customers.
Blood oxygenation. We believe we are the world’s leading developer, manufacturer and marketer of membranes for use in blood oxygenators, with over 80% of the estimated global market share. A blood oxygenator is a device containing highly specialized separation media used to remove carbon dioxide from the blood while oxygen is diffused through the membrane and into the blood. Oxygenators are primarily sold to hospitals for use in heart-lung bypass surgical procedures. Because blood oxygenators are designed to utilize a specific membrane technology and require regulatory approval, an oxygenator manufacturer’s relationship with its membrane supplier is vital and switching costs can be substantial. We sell our membranes to all major blood oxygenator producers, including Dideco S.p.A./ Sorin/ Cobe Group, Medtronic Inc. and Jostra AG.
Plasmapheresis. We are a leading developer, manufacturer and marketer of extracorporeal therapeutic plasmapheresis membranes. Plasmapheresis is the extracorporeal separation of blood cells and plasma from plasma proteins in different diseases. Therapeutic plasmapheresis is a new and growing field that is gaining acceptance among the medical community. For example, the German government has recently authorized public insurance reimbursement for rheumatoid arthritis patients who receive therapeutic plasmapheresis treatments. Major manufacturers of plasmapheresis equipment include Dideco S.p.A., Fresenius Medical Care and Gambro.
Industrial and specialty applications. We develop, manufacture and market a number of industrial and specialty filtration and filtration-related products. Liquid filtration is a diverse and high growth market, and almost every process stream has a filtration application. We supply a broad portfolio of membranes based on flat sheet, tubular and capillary technology. Our industrial and specialty products are focused on the gas/liquid and solid/liquid separations sectors in a wide variety of processing end-markets including semiconductor and microelectronics manufacturing, food and beverage processing and water purification. In many of those end-markets, there is growing demand for ever-increasing purity levels in the manufacturing process. We collaborate with customers to develop new products using various media to address demanding customer liquid filtration and purification specifications. In addition, we develop products that can be used in a multitude of applications. The control of dissolved gases in liquids is a key part of the manufacturing process in many industries. The same fibers used in our oxygenation products (CELGARD® and OXYPLUS®) are used in these degasification applications.

The following are descriptions of certain of our industrial and specialty products:

•	MicroPES® is a polyethersulfone flat sheet or hollow fiber microfiltration membrane with broad chemical and low protein binding characteristics, properties which are attractive to end-users who desire minimal absorption of their product. This membrane is primarily used in tap water filtration and miscellaneous food and beverage filtration applications.

•	Accurel® is a polypropylene membrane which can be used in a wide range of pH conditions. This membrane is an economical choice for many applications compared to certain higher priced products, and is primarily used for chemical filtration in semiconductor processing applications.

•	UltraPES® is a hollow fiber, ultrafiltration polyethersulfone membrane used for reverse osmosis systems pretreatment, the filtration of drinking water and municipal city wastewater and the separation of oil content from industrial process water streams.

•	Liqui-Cel® membrane contactors are modular products incorporating hydrophobic hollow fiber membranes and are used in a wide variety of industries including semiconductor and microelectronics manufacturing, beverages and pharmaceuticals. This purification technology is also used for flat panel display manufacturing and in power plants.

•	SuperPhobic® membrane contactors are a special type of membrane contactor which can treat liquids which otherwise penetrate the membrane pores of conventional Liqui-Cel® membrane contactors. Typical applications involve the elimination of microbubbles in liquids which, upon occurrence, negatively impact customer production processes, quality and yield. Some applications include the degassing of inks, paper coating solutions, photoemulsion and alcohol debubbling. This membrane is primarily used for ink degassing for ink jet delivery systems and semiconductor photoresist solutions.
We have also developed several functional membranes for controlling moisture in fuel cell systems. In addition, we have filed several patent applications for membranes used in polymer electrolyte membrane type fuel cells, including novel concepts for proton exchange film.
New product development
We have focused our research and development efforts on increasing production capacity and improving production processes, developing products for new markets based on existing technologies and developing new process technologies to enhance existing businesses and allow entry into new businesses. We spent approximately $13.6 million (3% of our net sales), $13.4 million (3% of our net sales) and $10.7 million (3% of our net sales) in pro forma fiscal 2004, 2003 and 2002, respectively, on research and development.
We have four research and development centers. Our battery separator product research is performed at technical centers at our plants in Owensboro, Kentucky; Norderstedt, Germany; and Charlotte, North Carolina. Our healthcare technical center is located in Obernberg, Germany and will be relocated to Wuppertal, Germany over the course of 2005.
All of the products that we develop are subject to multiple levels of extensive and rigorous testing. The qualification of separators for use in industrial and automotive applications, for instance, may require one or more years of testing by our staff and battery manufacturers.
End-market overview
The global market for separation and filtration membranes is large and extremely fragmented, with most suppliers producing products for separate and distinct niches. The membranes we manufacture provide these specialized functions for our customers, who use our membranes as a critical component within their own products.
Industry analysts estimate that the annual global market for lead-acid batteries is approximately $30 billion, or 770 million units, of which approximately $25 billion, or 600 million units, are lead-acid batteries for SLI applications for motor vehicles. Although separators are a critical component within lead-

acid batteries, they constitute a small portion of the overall cost. Accordingly, the size of the separator market is much smaller than the overall lead-acid battery market. We estimate that automobile lead-acid batteries are approximately 80% of our lead-acid battery separator revenue. The SLI lead-acid battery market is characterized by stable demand because of the relatively short replacement cycle for batteries in automobiles. For example, industry analysts estimate that the average battery is replaced every three to four years. As a result of this short replacement cycle and due to the large number of motor vehicles worldwide, we estimate that approximately 80% of automotive and other SLI lead-acid batteries are for the replacement market. The primary demand driver of the replacement market is the size of the worldwide fleet of motor vehicles, which, according to Ward’s Motor Vehicles Facts and Figures, has been growing approximately 3% per year. Secondary drivers of the replacement market include weather patterns (hot summers and cold winters tend to shorten battery life), the longer average life of vehicles and the larger average size of engines. We believe that the market for our major product, polyethylene separators, has historically grown at a faster pace than the underlying lead-acid battery market because polyethylene separators have been taking market share from alternative materials such as PVC, cellulose and rubber. Major lead-acid battery manufacturers include Exide Technologies, Johnson Controls Inc., Delphi Energy & Engine Management Systems, East Penn Manufacturing Co., Inc. and Fiamm Group.
According to industry analysts, the market for rechargeable lithium batteries used in electronic devices is over $3 billion, and the market for disposable lithium batteries is approximately $700 million. As with lead-acid batteries, the size of the market for separators is considerably smaller than the overall market for lithium batteries because separators constitute only a small portion of overall cost. Approximately 80% of our unit volume of lithium battery separators is comprised of separators for rechargeable lithium batteries (Li2), while approximately 20% is comprised of separators for disposable lithium batteries (Li1). According to industry analysts, sales in the rechargeable lithium battery market grew at a compound annual growth rate of approximately 22% from 1996 to 2001 and are expected to grow at a compound annual growth rate of approximately 16% through 2011. Growth in the rechargeable lithium battery business has historically been driven by growth in the underlying markets for portable electronic products (primarily mobile telephones and laptop computers) and the displacement of nickel-based battery technologies. The continuing market growth is being driven by the increasing mobility of consumers demanding portable electronic devices, the increasing number of consumers purchasing back-up batteries, and the increasing functionality and complexity of these devices requiring more battery power and more batteries per electronic device. Lithium-based batteries exhibit superior energy density and weight characteristics relative to other battery technologies such as nickel-based materials and have become the standard in the majority of consumer end-markets. For example, we believe that over 90% of new mobile telephones and laptop computers contain rechargeable lithium batteries. Major lithium battery manufacturers include Sanyo Electric Company Limited, Matsushita Battery Industrial Company Limited (Panasonic brand), Sony Corporation, Samsung Electronics Co. Ltd., Duracell International Incorporated, BYD Company Limited, Tianjin Lishen Battery Joint-Stock Co., Ltd., LG Electronics, Inc. and Saft SA.
Demand for dialyzers is driven by the aging population in developed countries, increased ESRD incidence, longer life-expectancy of treated ESRD patients, improving access to treatment in developing countries and the trend in the United States toward single-use rather than multiple-use dialyzers. According to the European Renal Association European Dialysis and Transplant Association, the number of worldwide ESRD patients has been growing 7% per year over the last twenty years to reach approximately 1.3 million ESRD patients globally in 2003. ESRD patients generally receive three kidney dialysis treatments per week, resulting in stable and recurring demand for dialyzers and our membranes.
Sales and marketing
We sell our products and services to customers in both the domestic and international marketplace. We sell primarily to manufacturers and converters that incorporate our products into their finished goods.
We employ a direct worldwide sales force and utilize approximately 50 experienced people who manage major customer relationships. Many of our sales representatives are engineers or similarly trained technical personnel who have advanced knowledge of our products and the applications for which they are used. Our sales representatives are active in new product development efforts and are strategically located in the major geographic regions in which our products are sold. In certain geographic areas, we use distributors or other agents.
We typically seek to enter into long-term supply contracts with our major customers. These contracts typically describe the volume and selling price and can last up to 10 years. In addition, these contracts reflect our close collaborative relationship with our customers, which is driven by our customers’ need to develop new separators and membranes directly with us.
In pro forma fiscal 2004, net sales to our top five customers represented approximately 35% of our total net sales. Exide Technologies represented approximately 14% of our sales in pro forma fiscal 2004.
Manufacturing and operations
General
We have manufacturing facilities in the major geographic markets of North America, Europe and Asia. We manufacture our lead-acid separators at our facilities in Owensboro, Kentucky; Corydon, Indiana; Selestat, France; Norderstedt, Germany; Potenza, Italy; Prachinburi, Thailand; and Feistritz, Austria. We manufacture our lithium battery separators and industrial and specialty separation and filtration media products at our facilities in Charlotte, North Carolina. We have finishing operations at our facility in Shanghai, China. We manufacture healthcare membranes at our facilities in Wuppertal, Germany and Charlotte, North Carolina.
In pro forma fiscal 2004, 2003 and 2002, we generated revenues from customers outside the United States of approximately 77%, 72% and 68%, respectively. We typically sell our products in the currency of the country in which the products are manufactured rather than the local currency of our customers.
Our manufacturing facilities in North America accounted for 41% of total sales for pro forma fiscal 2004, with facilities in Europe accounting for 55% and facilities in Asia accounting for 4%. Our foreign operations are, and any future foreign operations will be, subject to certain risks that could materially affect our sales, profits, cash flows and financial position. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also have a material adverse effect on our business, financial condition and results of operations.
We recently completed a significant multi-year expansion program through construction of a new plant in Prachinburi, Thailand, the opening of a new facility in Shanghai, China and expansions of our Charlotte, North Carolina and Wuppertal, Germany plants. These expansions increased our production capacity for our lead-acid battery separators, lithium battery separators and hemodialysis membranes, respectively. Our facilities have plant-wide, real-time control and monitoring systems to ensure all products meet customer specifications.
Manufacturing processes
All of our manufacturing processes involve an extrusion process. To produce Liqui-Cel® membrane contactors, hollow fibers are glued into a cartridge form by extruding either a polyolefin resin or an epoxy adhesive before final assembly into a finished module. To produce our flat sheet and hollow fiber membranes, we use one of three basic membrane processes that begin with an extrusion step. These include phase separation (thermally-induced, solvent-induced, or reaction-induced), “dry stretch” (“Celgard” process), and composite extrusion/ extraction (“Daramic” process) processes. Each process, and its resulting product properties, is well suited to the various membrane requirements for our target markets.

Battery separators. We manufacture Daramic®, our principal lead-acid battery separator used in industrial and automotive applications, using a composite extrusion/extraction process. The process stages are fully automated, although the process requires some handling as material is transferred from stage to stage. Initially, an ultra-high molecular weight polyethylene is mixed with porous silica and oil, which are heated and extruded into a film. The film is passed through an extraction bath to remove the excess oil from the silica pores to create the proper microporosity and film stiffness prior to drying. We manufacture our Armorib® automotive battery separator using a paper customized to our specifications. We manufacture our DARAK® industrial separator using a patented manufacturing process that begins by saturating a polyester fleece with a modified phenolic resin, which is then cross-linked, washed, dried, cured and cut into single pieces in a continuous one-step process. The reaction step produces the final microporous structure.
Similar to our Daramic® product, we begin the manufacture of lithium battery separators with an extrusion step. However, no solvent or other additives are used in conjunction with the polymer at extrusion (hence the “dry” stretch process description). The same “Celgard” process is used for producing CELGARD® flat sheet monolayer and proprietary trilayer separators. After extrusion, we use a lamination step for the trilayer product, followed by annealing and stretching to produce a microporous film. Some special coated and non-woven laminate products are also manufactured for specialty battery and other applications.
Hemodialysis, blood oxygenation, and plasmapheresis membranes. Hollow fiber membranes produced for hemodialysis, blood oxygenation and plasmapheresis are mainly produced using phase separation processes. For these phase separation processes, the polymer spinning solution is prepared by dissolving the polymer in a solvent prior to extrusion. A porous membrane is formed by separating the solvent and polymer phases using temperature (thermally-induced), or a “non-solvent” (solvent-induced), then the solvent phase is extracted and the porous polymer membrane is dried. For the blood oxygenation market, hollow fiber and flat sheet membranes are also produced using our “dry stretch” (“Celgard”) process. We rely on the molecular behavior of semi-crystalline polymers (polyolefins) to create the microporous structure. By controlling the extrusion process under which the film or fiber is formed, we create a crystalline structure that allows the formation of microvoids in a subsequent stretching step. Although we use different equipment for the flat sheet and fiber products, the operating conditions of temperature, stress, and line speed are similar for both. After extrusion, our products can be stored or immediately processed on annealing and stretching lines that create the final porous form.
Competition
Our markets are highly competitive. Our primary competitors in the market for separators used in industrial and automotive batteries are Entek International LLC (“Entek”) in North America and Europe and Nippon Muki Co., Ltd. in Japan. In addition, we have a number of smaller competitors in South Korea, Indonesia and China. In the market for separators used in lithium batteries, we compete with Asahi Kasei Corporation, Tonen Corporation (a subsidiary of ExxonMobil), Ube Industries Limited, and Entek. In addition, we have a number of smaller competitors elsewhere in Asia. In the healthcare area, we compete with Fresenius Medical Care, Gambro, Asahi Medical Corporation, Terumo Medical Corporation and Toyobo Co. Ltd. among others. Product innovation and performance, quality, service, utility and cost are the primary competitive factors, with technical support being highly valued by the largest customers.
We believe that we are well positioned in our end-markets for the following reasons:

•	We have developed significant proprietary manufacturing know-how by producing specialized products over many years that, in certain cases, we believe cannot be reproduced in the market and, in other cases, would be prohibitively expensive for a competitor to replicate.

•	Most of our products require years of development and extensive testing and, in the case of our healthcare products, regulatory approval prior to the marketing of our customers’ products.

•	We have continually improved manufacturing efficiency and expanded capacity through equipment modifications, process improvement and capital expenditures, particularly over the past three years.

•	We believe we are number one or number two in global market share in most of our product lines as a result of the superior performance characteristics of our products, our well-known brands within the industries we serve and our ability to develop and manufacture new generations of value-added products at competitive costs.

•	Our research and development team works closely with our customers, and we often partner with our customers on product development and end-use testing. As a result, many of our products have been customized to our customers’ manufacturing and end-use specifications. In addition, we are often selected as a customer’s exclusive supplier for our microporous membrane products.

•	We produce a variety of separation and filtration products addressing niche end-markets, some of which provide us with a stable and recurring revenue base, while other end-markets provide us with strong growth potential.

•	We are committed to innovation. We have introduced many of the major innovations in the market for separators for use in batteries, including the first polyethylene separator for lead-acid batteries and the first multilayer separator for lithium batteries. In addition, we have introduced major innovations within the healthcare market including the first membrane-based technology used for hemodialysis.

•	We manufacture, market and service our products in 11 facilities throughout North America, Europe and Asia. By strategically positioning our manufacturing, sales and marketing and technical service personnel near our customers, we can respond to their needs more effectively and provide a higher level of service.

•	We believe we have state-of-the-art manufacturing facilities and capabilities.
Raw materials
We employ a global purchasing strategy to achieve pricing leverage on our purchases of major raw materials. The polyethylene and polypropylene resins we use are very specialized petroleum-based products that are less affected by commodity pricing cycles than other petroleum-based products. In the event of future price increases for these major raw materials, we believe that we will be able to pass these increases to our customers. Some current supply contracts with our major customers allow us to pass these costs to our customers.
The primary raw materials we use to manufacture most of our products are polyethylene and polypropylene resins, silica, paper, and oil. Our major supplier of polyethylene resins is Ticona LLC and our major suppliers of polypropylene resins are Exxon Chemical Company (a subsidiary of ExxonMobil) and Fina (a subsidiary of Total). Our major suppliers of silica are PPG Industries, Inc., Degussa A.G. and Acordis, while our major supplier of oil is Shell Chemical LP (a subsidiary of Royal Dutch/ Shell).
We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on us because other manufacturers with whom we conduct business or have conducted business in the past would be able to fulfill our requirements. However, the loss of one of our key suppliers could, in the short term, adversely affect our business until we secure alternative supply arrangements. In addition, we cannot assure you that any new supply arrangements we enter will have terms as favorable as those contained in current supply arrangements. We have never experienced any significant disruptions in supply as a result of shortages in raw materials.
Management information systems
We use a combination of flexible systems to meet the ever-changing needs of our operations and customers. In our Selestat, Prachinburi, Norderstedt, Owensboro and Corydon plants, we use an integrated application that includes an Oracle-based financial system and a proprietary information system custom designed for our manufacturing, inventory purchasing and quality operations. The same solution suite is being implemented in our Potenza plant. In the Charlotte, North Carolina facility, we use the MAPICS SyteLine ERP system. In Wuppertal and Obernberg, Germany, we employ the SAP R/3 ERP System.

These systems are bridged together for financial consolidation through the GEAC, Comshare Management Planning and Control application. The vast majority of all other applications are built on current Microsoft technology.
Employees
At January 1, 2005, the Company had approximately 2,000 employees worldwide. We offer our full-time employees a complete package of benefits that varies by country and end-market focus and may include health and life insurance, medical and dental benefits and retirement plans. We believe that our compensation and benefits are competitive by industry standards. Hourly employees at eight of our 11 facilities are unionized and account for approximately 66% of our total employees. These facilities were unionized prior to our ownership; no facility has been unionized under our ownership. Negotiations on a new labor contract with the union representing our Owensboro, Kentucky facility are in process. We have historically had good relationships with our unions, with no occurrences of any work stoppages. The following summarizes those employees represented by unions as of January 1, 2005:

	Number of
	unionized		Date of contract
Location	employees	% of total	renegotiation

Corydon	88	79	January 2007
Feistritz (Jüngfer)	48	80	Annual
Obernberg	43	75	Annual
Owensboro	154	71	April 2005
Potenza	141	100	Annual
Sélestat	138	79	Annual
Wuppertal	643	92	Annual
Norderstedt	47	57	Annual

Total	1,302

Environmental matters
We are subject to a broad range of federal, state, local and foreign environmental laws and regulations which govern, among other things, air emissions, wastewater discharges and the handling, storage disposal and release of wastes and hazardous substances. It is our policy to comply with applicable environmental requirements at all of our facilities. We are also subject to laws, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. From time to time, we have identified environmental compliance issues at our facilities. For more information, see “Item 3. Legal Proceedings” below.
We are not aware of any material off-site releases for which we may be liable under CERCLA or any other environmental or health and safety law. We already have conducted some cleanup of the on-site releases at some facilities and we will be conducting additional cleanups of on-site contamination at other facilities under regulatory supervision or voluntarily. Costs for such work and related measures (such as eliminating sources of contamination) could be substantial, particularly at our Wuppertal, Germany and Potenza, Italy facilities. We have established reserves for environmental liabilities of approximately $28.4 million as of January 1, 2005. However, we do not anticipate that the cleanups will disrupt operations at our facilities or have a material adverse effect on our business, financial condition or results of operations. In addition, we have asserted claims under an indemnity from Akzo Nobel (“Akzo”), the prior owners of Membrana GmbH, that will provide indemnification of up to €15.0 million ($20.4 million at January 1, 2005), representing a substantial percentage of anticipated environmental costs at Wuppertal. To date we have not had any significant disagreement with Akzo over its environmental indemnity obligations to us.

Intellectual property rights
We consider our patents, patent licenses and trademarks, in the aggregate, to be important to our business and seek to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. Certain of our patents are also important individually. In addition, we maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

Item 2.	Properties
Our manufacturing facilities are strategically located to serve our customers globally:

	Floor Area
Location(1)	(sq. ft.)	Business Segment	Certification

Owensboro, Kentucky	213,000	Energy Storage	ISO 14001, ISO 9001, QS 9000
Corydon, Indiana(2)	161,095	Energy Storage	ISO 14001, ISO 9001, QS 9000
Selestat, France	110,000	Energy Storage	ISO 14001, ISO 9001, QS 9000
Norderstedt, Germany	124,000	Energy Storage	ISO 14001, ISO 9001, QS 9000
Potenza, Italy	143,000	Energy Storage	ISO 14001, ISO 9001, QS 9000
Prachinburi, Thailand	42,000	Energy Storage	ISO 14001, ISO 9001, QS 9000
Feistritz, Austria(3)	93,000	Energy Storage	ISO 14001, ISO 9001
Charlotte, North Carolina	141,650	Energy Storage and Separations Media	ISO 9001
Shanghai, China(3)	13,700	Energy Storage and Separations Media	—
Wuppertal, Germany	1,592,480	Separations Media	ISO 14001, ISO 9001
Obernberg, Germany(3)	23,064	Separations Media	ISO 9001

(1)	Excludes leased sales offices in Shanghai, China; Tokyo, Japan; Victoria, Australia; and Sao Paulo, Brazil.

(2)	Polypore owns the land and building and subleases the manufacturing equipment at this facility.

(3)	Polypore owns the equipment and leases the facility.
Between the existing capacity at the facilities listed in the table above, planned productivity gains and planned capital expenditure for fiscal 2005, we believe we will have sufficient capacity available to meet our needs for fiscal 2005.

Item 3.	Legal Proceedings
We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
With respect to environmental matters, the Kentucky Natural Resources and Environmental Protection Cabinet recently concluded an enforcement action against us filed on March 19, 2004 concerning our Owensboro, Kentucky facility relating to certain air emissions requirements. Pursuant to this action, we entered into an agreed order with the Cabinet obliging us to undertake certain remedial measures. We believe we have substantially complied with our obligations under the agreed order. If there are any outstanding violations of environmental requirements at Owensboro or any other of our facilities, we do not believe that such violations would disrupt operations at our facilities or would have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
None

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of our issued and outstanding shares of common stock are owned indirectly by Polypore International, Inc. (“Polypore International”). Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P. (collectively, “Warburg Pincus”) and certain members of management own, directly or indirectly, all of the equity securities of Polypore International. Our common stock has not been registered under the Securities Act or the Exchange Act, and there is no established public trading market for our common stock.
We did not declare or pay any dividends on our common stock in our two most recent fiscal years, and we do not expect to pay any such dividends in 2005. Our senior secured credit facilities include negative covenants restricting or limiting our and our subsidiaries’ ability to, among other things, declare dividends, make payments on or redeem or repurchase capital stock. In addition, the indenture relating to our $225.0 million aggregate principal amount of 8 3/4% senior subordinated dollar notes due 2012 and €150.0 million aggregate principal amount of 8 3/4% senior subordinated euro notes due 2012 (collectively, the “8 3/4% Notes”) also contains negative covenants which restrict or limit our ability to pay dividends. For more detailed information about our credit facilities and 8 3/4% Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to our Consolidated Financial Statements.
We did not repurchase any of our common stock during the fourth quarter of 2004.
On May 13, 2004, in connection with the acquisition of Polypore, Inc. by PP Acquisition Corporation, we completed the offering of our 8 3/4% Notes to certain qualified institutional buyers in a transaction exempt from registration under Rule 144A of the Securities Act. For more information on the Polypore, Inc. acquisition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In connection with the offering of the 8 3/4% Notes, we entered into a registration rights agreement with the initial purchasers of the 8 3/4% Notes pursuant to which we agreed to offer new 8 3/4% senior subordinated dollar notes due 2012 and 8 3/4% senior subordinated euro notes due 2012, registered under the Securities Act, in exchange for the original notes. The exchange offer was completed on December 13, 2004.
On October 18, 2004, Polypore International, our parent company, issued 10 1/2% senior discount notes due 2012. These notes are not our obligations and are effectively subordinated to all of our existing and future indebtedness and other liabilities.

Item 6.	Selected Financial Data
The following table presents selected historical consolidated financial data of Polypore for the period from May 2, 2004 through January 1, 2005 (Post-Transactions), the period from January 4, 2004 through May 1, 2004 (Pre-Transactions), and each of the preceding four years ended January 3, 2004 (Pre-Transactions). The selected historical consolidated financial data has been derived from Polypore’s audited consolidated financial statements.
On May 13, 2004, Polypore and its shareholders consummated a stock purchase agreement with PP Acquisition Corporation, a subsidiary of Polypore International, pursuant to which PP Acquisition Corporation purchased all of the outstanding shares of the Company’s capital stock. At the time of the closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation. For more information on this transaction, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
On November 16, 2001, we acquired all of the outstanding shares of Jungfer. On February 28, 2002, we acquired all of the outstanding shares of Membrana GmbH. The results of operations of Jungfer and

Membrana GmbH are included in Polypore’s consolidated financial statements from the date of each acquisition.
The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

						Post-
	Pre-Transactions					Transactions

					Period
					from
					January 4,	Period from
					2004	May 2, 2004
	Fiscal Year				through	through
					May 1,	January 1,
(in millions)	2000	2001	2002	2003	2004	2005

Statement of operations data:
Net sales	$256.8	$245.7	$345.4	$441.1	$179.3	$311.1

Gross profit	91.9	91.3	102.0	155.4	69.1	85.2
Selling, general and administrative expenses	35.8	33.5	48.9	69.7	24.9	48.0
Business restructuring	—	—	—	—	—	13.9
In process research and development	—	—	—	—	—	5.3
Other	—	—	—	—	(1.5)	—

Operating income	56.2	57.8	53.2	85.7	45.7	18.0
Interest expense, net	18.2	14.1	20.9	21.5	6.0	37.8
Foreign currency and other	2.5	1.0	1.5	2.4	.5	1.8
Unrealized (gain) loss on derivative instrument	—	3.1	2.5	(2.3)	(1.3)	—

Income before income taxes and cumulative effect of change in accounting principle	35.5	39.6	28.2	64.1	40.5	(21.6)
Income taxes	14.1	16.0	11.4	18.8	13.7	(6.7)
Cumulative effect of change in accounting principle, net	—	1.2	—	—	—	—

Net income (loss)	$21.4	$22.4	$16.8	$45.3	$26.8	$(14.9)

	2000	2001	2002	2003	2004

Balance sheet data (at end of period):
Total assets	$318.3	$360.4	$633.1	$730.6	$1,464.0
Total debt and capital lease obligations, including current portion	175.9	187.7	311.0	284.1	860.8
Redeemable preferred stock and cumulative dividends payable	45.1	46.8	15.0	16.2	—
Shareholders’ equity	44.7	60.6	97.6	189.8	307.3

											Post-
	Pre-Transactions										Transactions

									Period from		Period from
									January 4,		May 2, 2004
	Fiscal Year								2004		through
									through		January 1,
(in millions)	2000		2001		2002		2003		May 1, 2004		2005

Other financial data:
Depreciation and amortization	$15.6		$16.7		$30.8		$38.7		$15.2		$33.7
Capital expenditures	13.4		26.3		28.8		33.8		5.5		9.9
Net cash provided by (used in):
Operating activities	36.7		29.4		83.5		56.5		28.9		22.1
Investing activities	(14.9)		(36.5)		(141.4)		(33.8)		(3.6)		(9.8)
Financing activities	(14.1)		3.9		83.0		(28.3)		(7.4)		(20.1)
Ratio of earnings to fixed charges(1)	2.8	x	3.6	x	2.3	x	3.8	x	7.2	x	0.5	x

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion of rental expense that management believes is representative of the interest component of rental expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussions of our financial condition and results of operations should be read together with the “Selected Financial Data” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
Overview
We are a leading worldwide developer, manufacturer and marketer of highly specialized polymer-based membranes used in separation and filtration processes in terms of market share. Our products and technologies target specialized applications and markets that require the removal or separation of various materials from liquids, with such materials ranging in size from microscopic to those visible to the human eye. We manage our operations under two business segments: energy storage and separations media. The energy storage segment, which accounts for approximately two-thirds of our total sales, produces different types of membranes that function as separators in lead-acid batteries used in transportation and industrial applications and lithium batteries used in electronics applications. The separations media segment, which accounts for approximately one-third of our total sales, produces membranes used in various healthcare and industrial applications, including hemodialysis, blood oxygenation, ultrapure water filtration, degasification and other specialty applications.
We serve markets with an attractive mix of both stability and growth. Our lead-acid battery separators serve the stable and predictable market for transportation and industrial applications, with approximately 80% of sales for transportation applications coming from replacement products in the aftermarket. This replacement market is primarily driven by the growing size of the worldwide fleet of motor vehicles, which according to Ward’s Motor Vehicles Facts and Figures, has been growing approximately 3% per year. According to industry analysts, sales in the rechargeable lithium battery market are expected to grow at a compound annual growth rate of approximately 16% through 2011, driven by growth in underlying markets for portable electronic products (primarily mobile telephones and laptop computers) and the displacement of nickel-based battery technologies. In our primary healthcare end-market, hemodialysis, industry analysts estimate that the number of end-stage renal disease, or “ESRD,” patients has been growing 7% per year over the last twenty years, while the frequent dialysis treatments required to treat the disease create a stable and recurring demand for dialyzers and our dialyzer membranes. In our industrial and specialty filtration markets, ever-increasing demand for higher-purity process streams is driving high growth rates in a variety of end-markets, including semiconductor and microelectronics manufacturing, food and beverage processing and water purification.
Our markets are highly specialized, and we generally compete with only a few other companies. We enjoy longstanding relationships and collaborative partnerships with a diverse base of customers who are among the leaders in their respective markets. These relationships are strengthened by our ability to develop highly technical membrane products that meet the precise and evolving needs of our customers. Most of our products require years of cooperative development with customers, extensive testing and, in some applications, regulatory approval prior to the introduction of our customers’ products to the market. Although many of our products are critical functional components in our customers’ end products, they typically represent a relatively small percentage of the final delivered cost. In many of our markets we are often selected as the customer’s exclusive supplier.
We serve our customers globally with strategically located manufacturing facilities in the major geographic markets of North America, Europe and Asia.
Historically, our growth has been both organic and through acquisitions. In December 1999, we acquired Celgard, the lithium battery separator and separation membrane business of Celanese A.G., which gave us access to the fast-growing electronics and specialty filtration markets. In February 2002, we acquired Membrana GmbH, a German corporation, from Acordis A.G., or “Acordis,” to expand our presence in attractive healthcare and specialty filtration markets. Almost every process stream has a filtration application, while many end products require materials possessing specialized filtration and separation functions. The large and extremely fragmented filtration and separation market presents an opportunity for further consolidation into our already diverse markets and leading platform of technologies.
On May 13, 2004, Polypore and its shareholders consummated a stock purchase agreement with PP Acquisition Corporation (“PP Acquisition”), a subsidiary of Polypore International, pursuant to which PP Acquisition purchased all of the outstanding shares of the Company’s capital stock. The aggregate purchase price, including acquisition related costs, was approximately $1,150.1 million in cash. In connection with these transactions, PP Acquisition (i) obtained a new credit facility with initial borrowings of approximately $414.9 million, (ii) issued the 8 3/4% Notes, with a face amount of $405.9 million, and (iii) received equity contributions from its shareholders of $320.4 million. PP Acquisition used the net proceeds from the new credit facility, the issuance of the 8 3/4% Notes and the equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation (the transactions associated with the acquisition of Polypore being, collectively, the “Transactions”).
The acquisition of the Company by PP Acquisition was accounted for as a purchase in conformity with FASB Statement No. 141, Business Combinations (“FAS 141”) and FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The total cost of the merger of PP Acquisition with and into the Company has been allocated as a change in basis to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of May 13, 2004, the date of the merger. The purchase price allocation is based on preliminary estimates and may be adjusted based on the finalization of certain accruals recorded in connection with the Transactions. The excess of the purchase price over the fair value of the net assets purchased was approximately $535.8 million and was allocated to goodwill. The goodwill is not deductible for income tax purposes. For accounting purposes, the Transactions were accounted for as if they occurred on the last day of the Company’s fiscal month ended May 1, 2004, which is the closest fiscal month end to May 13, 2004, the closing date of the Transactions.
Critical accounting policies
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies that we believe are critical to the understanding of our operating results and financial condition. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. For additional accounting policies, see Note 2 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Allowance for doubtful accounts
Accounts receivable are primarily composed of amounts owed to us through our operating activities and are presented net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We charge accounts receivables off against our allowance for doubtful accounts when we deem them to be uncollectible on a specific identification basis. The determination of the amount of the allowance for doubtful accounts is subject to judgment and estimated by management. If circumstances or economic conditions deteriorate, we may need to increase the allowance for doubtful accounts.
Impairment of Intangibles and Goodwill
Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill and indefinite-lived intangible assets not amortized, but are subject to an annual impairment test based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions would increase or decrease the estimated value of future cash flows and recognition of an impairment loss might be required.
Pension and other postretirement benefits
Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans and other post retirement benefits. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on assets and increases or trends in healthcare costs. If actual results are less favorable than those projected by management, we may be required to recognize additional expense and liabilities.
Environmental Matters
In connection with the Transactions, we identified and accrued for potential environmental contamination at our manufacturing facility in Potenza, Italy. In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations for costs to remediate known environmental issues and operational upgrades as a matter of good manufacturing practices or in order to remain in compliance with local regulations.
We accrue for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. If actual results are less favorable than those projected by management, we may be required to recognize additional expense and liabilities.
We have indemnification agreements for certain environmental matters from Acordis and Akzo Nobel, or “Akzo,” the prior owners of Membrana GmbH. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. We have recorded a receivable with regard to the Akzo indemnification agreement. If indemnification claims cannot be enforced against Acordis and Akzo, we may be required to reduce the amount of indemnification receivables recorded.
Results of operations
The information presented below for the pro forma fiscal year 2004 has been derived by combining the statement of operations for the period from January 4, 2004 through May 1, 2004 with the period from May 2, 2004 through January 1, 2005 and applying the pro forma adjustments for the Transactions. The pro forma results of operations for the fiscal year 2004 include adjustments for depreciation, amortization and interest expense associated with the Transaction and the related income tax effects of these adjustments. The pro forma results exclude non-recurring costs of $5.3 million for the write-off of in-process research and development costs and $19.0 million for the sale of inventory that was written up in purchase accounting for the Transactions.
The following table sets forth, for the periods indicated, certain historical and pro forma operating data of Polypore in amount and as a percentage of net sales:

	Fiscal Year

	2002	2003	2004(1)

Net sales	$345.4	$441.1	$490.4

Gross profit	102.0	155.4	176.8
Selling, general and administrative expenses	48.9	69.7	78.1
Business restructuring	—	—	13.9
Other	—	—	(1.5)

Operating income	53.2	85.7	86.3
Interest expense, net	20.9	21.5	56.6
Foreign currency and other	1.5	2.4	2.3
Unrealized (gain) loss on derivative instrument	2.5	(2.3)	—

Income before income taxes	28.2	64.1	27.4
Income taxes	11.4	18.8	10.4

Net income	$16.8	$45.3	$17.0

(1)	Unaudited pro forma financial information as if the Transactions had occurred on January 4, 2004, the first day of the year ending January 1, 2005.

	Fiscal Year

	2002	2003	2004(1)

Net sales	100.0%	100.0%	100.0%

Gross profit	29.5%	35.2%	36.1%
Selling, general and administrative expenses	14.1%	15.8%	15.9%
Business restructuring	—	—	2.8%
Other	—	—	(0.3)%

Operating income	15.4%	19.4%	17.6%
Interest expense, net	6.0%	4.9%	11.5%
Foreign currency and other	0.4%	0.6%	0.5%
Unrealized (gain) loss on derivative instrument	0.7%	(0.5)%	0.0%

Income before income taxes	8.2%	14.5%	5.6%
Income taxes	3.3%	4.3%	2.1%

Net income	4.9%	10.3%	3.5%

(1)	Unaudited pro forma financial information as if the Transactions had occurred on January 4, 2004, the first day of the year ending January 1, 2005.
Pro forma fiscal 2004 compared with fiscal 2003
Net sales. Pro forma net sales for fiscal 2004 were $490.4 million, an increase of $49.3 million, or 11.2%, from fiscal 2003. For the energy storage segment, pro forma net sales for fiscal 2004 were $332.9 million, an increase of $37.6 million, or 12.7%, from fiscal 2003. The increase in energy storage sales was due to higher sales for both the lithium and lead-acid battery markets. Lithium battery separator sales increased by $14.6 million for fiscal 2004, as compared to fiscal 2003, due to the completed expansion of Polypore’s manufacturing capacity during fiscal 2003. Polypore’s manufacturing capacity was expanded in fiscal 2003 in order to meet the increased demand for lithium battery separators, primarily in China, due to the continued growth in electronic battery applications for cell phones and laptop computers. Our growth in lithium battery separators occurred in the first half of the year and exceeded expected long-term market growth rates. While we believe there will be continued long-term growth in the market, we experienced a decline in ordering patterns in the second half of the year as battery manufacturers, principally in China, decreased the level of inventory they maintain. Although we are unable to predict the timing, we expect lithium battery market conditions in China to improve in 2005. Lead-acid battery separator sales improved $18.7 million due to an increase in sales volume and favorable foreign currency movements, offset somewhat by lower average selling prices. Sales volume increased revenues by $11.8 million and was associated with market growth and increased market share at a key account. The decline in average sales prices associated with a market shift to thinner separator products resulted in a $5.6 million decline in revenues. The positive impact of the dollar/euro exchange rate contributed $12.5 million to sales growth. For the separations media segment, pro forma net sales for fiscal 2004 were $157.5 million, an increase of $11.7 million, or 8.0%, from fiscal 2003. The increase in separations media sales was due to the positive impact of the dollar/euro exchange rate of $14.4 million and growth in specialty and industrial products, offset by a $6.9 million decline in sales of healthcare products. The decline in healthcare products is primarily due to the loss of a hemodialysis customer that made the decision to outsource the manufacturing of its dialyzers to another company that does not currently source membranes from us.
Gross Profit. Pro forma gross profit for fiscal 2004 was $176.8 million, an increase of $21.4 million, or 13.8%, from fiscal 2003. Pro forma gross profit as a percent of sales for fiscal 2004 increased to 36.1% from 35.2% in the prior year. For the energy storage segment, pro forma gross profit for fiscal 2004 was $126.5 million, an increase of $19.8 million, or 18.6%, from the prior year. Pro forma gross profit in the energy storage segment as a percent of sales for fiscal 2004 increased to 38.0% from 36.1%. The increase was the result of increased production volumes and a decrease in pro forma depreciation expense of $2.5 million associated with the purchase price allocation in connection with the Transactions. For the separations media segment, pro forma gross profit for fiscal 2004 was $50.3 million, an increase of $1.6 million, or 3.3%, from fiscal 2003. Pro forma gross profit in the separations media segment as a percent of sales for fiscal 2004 decreased to 31.9% from 33.4% in the same period of the prior year. Separations media gross profit decreased primarily due to the impact of the loss of a significant customer, which resulted in lower production volumes, increased manufacturing variances in the third and fourth quarters of 2004 and the recognition of a $1.8 million loss on raw materials, a portion of which we are obligated to purchase under an existing purchase commitment.
Selling, general and administrative expenses. Pro forma selling, general and administrative expenses for fiscal 2004 were $78.1 million, an increase of $8.4 million, or 12.1%, from the fiscal year ended 2003. Pro forma selling, general and administrative expenses as a percent of sales were 15.9% in 2004 as compared to 15.8% in 2003. We expect selling, general and administrative expenses to increase as a result of increased amortization in connection with the purchase price allocation, offset to some extent by cost reduction measures related to the business restructuring.
Business restructuring. In connection with our continued efforts to manage costs and in response to the decision of one of our customers to outsource its dialyzer production, we are currently implementing a number of cost reduction measures relating to our separations media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions. The timing and scope of these restructuring measures are subject to change as we further evaluate our business needs and costs. As a first step in these cost reduction efforts, on September 3, 2004, we announced a layoff of approximately 200 employees at our Wuppertal, Germany facility. During the year ended January 1, 2005, we recorded a charge of $13.9 million as an estimate of the costs associated with the layoff. The employee layoffs will occur throughout 2005. We expect to make most of the payments and realize some cost savings related to the layoffs during fiscal 2005. After completion of the layoffs, we expect to realize annual cost savings in cost of goods sold and selling, general and administrative expenses of approximately $10.0 million. In connection with one of our customer’s outsourcing of its dialyzer production, we also recorded a charge for raw materials, a portion of which we are obligated to purchase under an existing purchase commitment, of $1.8 million in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of our research and development operations, we expect to record a charge to earnings in fiscal 2005. We do not expect to record any impairment to long-lived assets in connection with the relocation. The costs of the restructuring are expected to be funded from cash generated from operations.
Interest expense, net. Pro forma interest expense, net was $56.6 million for fiscal 2004, an increase of $35.1 million from fiscal 2003. The increase in pro forma interest expense is attributable to the increase in senior debt and issuance of the 8 3/4% Notes in connection with the Transactions.
Income taxes, net. Pro forma income tax expense as a percentage of income before income taxes for fiscal 2004 was 38.0%, as compared to 29.3% for fiscal 2003.
Fiscal 2003 compared with fiscal 2002
Net sales. Net sales for fiscal 2003 were $441.1 million, an increase of approximately $95.7 million, or 27.7%, from fiscal 2002. Fiscal 2003 sales in the energy storage segment were $295.3 million, an increase of $59.5 million, or 25.2%, from fiscal 2002. This increase in energy storage sales was due to higher sales of battery separators for both the lithium and lead-acid battery markets. Lithium battery separator sales increased by $33.1 million due to continued growth in electronic battery applications, primarily cellular telephones and laptop computers. During fiscal 2003, we completed an expansion of our manufacturing capacity in order to meet the increased demand for lithium battery separators. Lead-acid battery separator sales improved $9.8 million due to an increase in sales volume due primarily to market growth. Sales were also positively impacted by $15.8 million due to changes in the euro/dollar exchange rate. Fiscal 2003 sales in the separations media segment were $145.8 million, an increase of $36.2 million, or 33.0%, from fiscal 2002. The increase in separations media sales was primarily the result of including a full year of operations for Membrana GmbH of $17.4 million, which was acquired in February 2002, the positive impact of the euro/dollar exchange rate of $13.5 million and organic growth of $5.1 million.
Gross profit. Gross profit (net sales less cost of sales) for fiscal 2003 was $155.4 million, an increase of $53.4 million, or 52.3%, from fiscal 2002. Gross profit as a percent of sales for fiscal 2003 increased to 35.2% from 29.5%. Gross profit in the energy storage segment for fiscal 2003 was $106.7 million, an increase of $35.7 million, or 50.3%, from fiscal 2002. For the energy storage segment, gross profit as a percent of sales for fiscal 2003 increased to 36.1% from 30.1%. This increase was due primarily to improved yields and production output of our proprietary multilayer products for lithium battery separators as a result of our recent capacity expansion. The improvement was also due to one-time costs incurred in fiscal 2002 related to the bankruptcy of one of our customers where, among other things, we incurred yield losses due to the impact of fluctuating order patterns. Another source of one-time costs in 2002 was the start-up of our Thailand facility where we experienced a loss at the gross profit line for that facility of $2.1 million. Gross profit in the separations media segment for fiscal 2003 was $48.8 million, an increase of $17.7 million, or 56.9%, from fiscal 2002. For the separations media segment, gross profit as a percent of sales for fiscal 2003 increased to 33.5% from 28.4%. The improvement was primarily related to additional costs incurred in fiscal 2002 in connection with the Membrana GmbH acquisition and the impact of cost reductions in fiscal 2003 at the Membrana GmbH facility.
Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 2003 were $69.7 million, an increase of $20.8 million, or 42.5%, from fiscal 2002. Selling, general and administrative expenses as a percent of sales were 15.8% in 2003 as compared to 14.1% in 2002. The primary factors contributing to the increase were increased employee incentive pay of $7.7 million due to better operating performance, full year of ownership of Membrana GmbH and higher costs to support increased levels of business achieved.
Interest expense, net. Interest expense, net for fiscal 2003 was $21.5 million, an increase of $0.6 million, or 2.8%, from fiscal 2002. The increase was primarily due to the full year impact of the acquisition indebtedness incurred to finance the purchase of Membrana GmbH in February 2002.
Income taxes. Income tax expense as a percentage of income before income taxes was 29.3% for fiscal 2003, as compared to the 40.3% effective tax rate for fiscal 2002. The primary drivers of the reduction in the effective tax rate were the following: (1) an increase in tax benefits generated by higher foreign sales; (2) utilization of approximately $1.0 million of foreign tax credits and net operating losses; and (3) reduced foreign taxes incurred as a benefit of a tax restructuring accomplished in conjunction with the acquisition of Membrana GmbH.
Foreign Operations
We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $289.0 for the pro forma fiscal year 2004, $259.4 million in fiscal 2003 and $199.1 million in fiscal 2002. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Seasonality
Historically, our results of operations have not been materially affected by seasonal fluctuations. However, operations at our European production facilities are traditionally subject to shutdown during the month of

August each year for employee vacations. As a result, revenues and net income during the third quarter of fiscal 2004 were, and in any fiscal year in the future may be, impacted by these shutdowns. In view of the seasonal fluctuations, we believe that comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.
Liquidity and Capital Resources
The information presented below for pro forma fiscal 2004 has been derived by combining the cash flow activity of the Company for the period from January 4, 2004 through May 1, 2004 with the period from May 2, 2004 through January 1, 2005 and applying the pro forma adjustments for the Transactions.
Operating activities. Pro forma net cash provided by operations was $51.0 million in fiscal 2004, as compared to $56.5 million in fiscal 2003. The net cash provided by operations consists primarily of pro forma net income before non-cash expenses, offset somewhat by increases in working capital. Accounts receivable increased because of higher sales in comparison to the prior year, a 4% increase in days sales in receivables due to customer mix and the increase in the dollar/euro exchange rate $4.3 million. Inventory was consistent with the prior year, as an increase in the dollar/euro exchange rate was mostly offset by an 8.9% decrease in inventory days. Accounts payable and accrued liabilities, excluding the non-cash accrual for business restructuring, decreased due to the timing of certain payments and the termination of the swap agreement in connection with the Transactions, offset somewhat by an increase in accrued interest related to the new senior and subordinated debt issued in connection with the Transactions and the increase in dollar/euro exchange rate $3.5 million.
Net cash provided by operations was $56.5 million in fiscal 2003, as compared to $83.5 million in fiscal 2002. The decrease in operating cash flows in 2003 was the result of an increase in working capital, partially offset by an increase in net income. Accounts receivable increased in 2003 due to higher sales, especially in fourth quarter 2003 as the impact of our lithium battery separator and hemodialysis capacity expansion generated a higher level of sales than previously experienced. In 2003, working capital was also adversely affected by a decrease in accounts payable and accrued liabilities as we paid amounts accrued in 2002 related to the lithium battery separators and hemodialysis capacity expansions that were completed in 2003.
Investing activities. Net cash used in investing activities was $13.4 million, $33.8 million and $141.4 million in pro forma fiscal 2004, 2003 and 2002, respectively. Capital expenditures were $15.4 million, $33.8 million and $28.8 million in pro forma fiscal 2004, 2003 and 2002, respectively. Capital expenditures in 2003 and 2002 included new production lines for lithium battery separators and synthetic hemodialysis membranes. We expect to spend approximately $22.0 million for capital expenditures in fiscal 2005. Cash used in investing activities in 2002 includes the acquisition of Membrana in February, 2002 for approximately $112.6 million (net of cash of $4.4 million).
Financing activities. Pro forma cash used in financing activities was $27.5 in fiscal 2004. In connection with the Transactions, we obtained a new senior secured credit facility (the “Credit Facility”) with initial borrowings of $414.9 million, issued 8.75% senior subordinated notes of $405.9 million and received equity contributions of $320.4 million. The net proceeds from the new credit facility, issuance of senior subordinated debt and equity contributions were used to pay the net purchase price to existing shareholders, repay all outstanding indebtedness under our existing credit facility and pay transaction related fees and expenses.
Cash used in financing activities in fiscal 2003 was $28.3 million. The cash used in financing activities in fiscal 2003 was primarily for the repayment of existing indebtedness under our existing senior credit facility and a note payable to seller in connection with an acquisition that occurred in 1999.
We intend to fund our ongoing operations through cash generated by operations and availability under our Credit Facility. As part of the Transactions, we incurred substantial debt under our Credit Facility and from the issuance of the 8 3/4% Notes, with interest payments on this indebtedness substantially increasing our liquidity requirements.
Our Credit Facility is comprised of a $370.0 million term loan facility and a €36.0 million term loan facility each due in 2011 and a $90.0 million revolving credit facility due in 2010 (all of which remains unfunded). Our Credit Facility permits us to incur additional senior secured debt at the option of participating lenders, subject to the satisfaction of certain conditions.
On March 1, 2005, the Company made an optional prepayment of $25,000,000 on the term loans under the Credit Facility. In accordance with the Credit Facility, the prepayment was applied first to the quarterly payments due for the next twelve months and second, pro rata against the remaining scheduled installments of principal. After giving effect to the prepayment, the term loans will require quarterly payments of principal of approximately $1.0 million at the end of each fiscal quarter beginning on April 1, 2006. The optional prepayment is classified as a current liability and the current portion of debt has been adjusted to reflect the impact of the optional prepayment in the accompanying balance sheet.
Borrowings under our Credit Facility bear interest at our choice of the Eurodollar rate or adjusted base rate, or “ABR,” in each case, plus an applicable margin, subject to adjustment based on a pricing grid. As of January 1, 2005, our cash interest requirements for the next 12 months are expected to be approximately $56.6 million.
Our Credit Facility requires us to meet a minimum interest coverage ratio, a maximum leverage ratio and a maximum capital expenditures limitation. Under our Credit Facility, compliance with the minimum interest coverage ratio and maximum leverage ratio tests is determined based on a calculation of adjusted EBITDA in which certain items are added back to EBITDA.
Adjusted EBITDA is calculated as follows:

	Fiscal Year

	2003	2004(1)

Net income	$45.3	$11.9
Add:
Depreciation and amortization	38.7	49.0
Interest expense, net	21.5	43.9
Provision for income taxes	18.8	7.0

EBITDA	124.3	111.8
Add/(Subtract):
Foreign currency (gain) loss	2.6	3.3
Unrealized hedging gain(2)	(2.3)	(1.3)
Salary and bonus paid to former officers(3)	5.5	0.4
Inventory purchase accounting adjustments(4)	—	19.0
In-process research and development(5)	—	5.3
Transaction costs(6)	0.6	1.6
Operating lease payments on leases to be refinanced(7)	4.7	3.9
Business restructuring(8)	—	15.7
(Gain) loss on disposal of property, plant, and equipment	0.2	(0.9)

Adjusted EBITDA	$135.6	$158.8

(1)	Statement of operations data presented for the year ended January 1, 2005 represents the combination of historical results for the periods January 4, 2004 through May 1, 2004 and May 2, 2004 through January 1, 2005.

(2)	Represents the non-cash hedging gain for changes in the fair value of the derivative instruments used to manage interest rate risk as required by Polypore’s former credit agreement.

(3)	Represents the salary and bonus for former owners who are not involved with Polypore subsequent to the Transactions.

(4)	Represents the write-off of the inventory purchase accounting adjustment for inventory that was sold during the period.

(5)	Represents the one-time charge for purchased in-process research and development.

(6)	Represents non-recurring costs incurred in connection with the Transactions.

(7)	Represents payments under two operating lease agreements that the Company intends to refinance. On October 29, 2004, the Company refinanced one of the operating leases through a capital lease agreement. The Company intends to terminate the other operating lease and purchase the equipment from the lessor.

(8)	Represents business restructuring costs, including estimated costs of employee layoffs and the loss on an inventory purchase commitment included in cost of goods sold.
In addition, the Credit Facility contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The facilities also contain certain customary events of defaults, subject to grace periods, as appropriate.
Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt.
We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under our credit facility compared to our anticipated cash requirements for debt service, working capital, cash taxes, and capital expenditures as well as funding requirements for long-term liabilities. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Risk factors” set forth in Exhibit 99.1 to this Annual Report on Form 10-K.
Our 8 3/4% Notes will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, such notes do not require principal payments prior to their maturity in 2012. Interest on the 8 3/4% Notes will be payable semi-annually in cash. The 8 3/4% Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.
We believe that annual capital expenditure limitations imposed by our senior credit facilities will not significantly inhibit us from meeting our ongoing capital expenditure needs.
We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal of, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Risk factors” set forth in Exhibit 99.1 to this Annual Report on Form 10-K.
From time to time, we may explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms.
Contractual Obligations
The following table sets forth our contractual obligations at January 1, 2005. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other actions. Because these estimates and assumptions are necessarily subjective, the timing and amount of payments under these obligations may vary from those reflected in this table. For more information on these obligations, see the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Payment due by Period

	Total	2005	2006-2007	2008-2009	Thereafter

Long-term debt, including current portion(1)(2)	$422,884	$27,260	$9,883	$9,138	$376,603
8 3/4% Notes(3)(4)	429,315	—	—	—	429,315
Capital lease obligations(5)	9,759	1,604	3,208	3,208	1,739
Operating lease obligations(6)	5,268	3,993	1,103	165	7
Business restructuring	16,200	14,502	1,698	—	—

	$883,426	$47,359	$15,892	$12,511	$807,664

(1)	Included in long-term debt are amounts owed under our term loan facilities and other debt. The term loan facilities include euro denominated debt held in the U.S. The table assumes that the euro/dollar exchange rate is the rate at January 1, 2005 for all periods presented and that the debt is held to maturity. The amounts due in 2005 include the $25 million optional prepayment that we made on March 1, 2005. In accordance with the credit agreement, the prepayment was first applied to the quarterly payments due for the next twelve months and second, pro rata against the remaining scheduled installments of principal. The payment schedule included in the table reflects the impact of the optional prepayment on minimum scheduled future principal payments.

(2)	The table does not include accrued interest under the long-term debt. Interest rates under the term loan facilities are, at our option, equal to either an alternate base rate or an adjusted LIBO rate, plus an applicable margin percentage. The applicable margin percentage under the amended credit agreement is equal to 1.25% for alternate base rate loans or 2.25% for adjusted LIBO rate loans.

(3)	The 8 3/4% Notes are due 2012. This senior subordinated debt includes €150,000,000 euro denominated debt held in U.S. The table assumes that the euro/dollar exchange rate is the rate at January 1, 2005 for all periods presented and that the debt is held to maturity.

(4)	The table does not include accrued interest under the 8 3/4% senior subordinated notes. Interest is accrued from the issue date at 8.75% and paid semi-annually.

(5)	We lease manufacturing equipment under a capital lease agreement. The lease agreement expires in February 2011 and contains an early buyout option in October 2009. The capital lease payments include interest under the capital lease agreement.

(6)	We lease certain equipment and facilities under operating leases. Some lease agreements provide us with the option to renew the lease agreement. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(7)	As discussed in the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have long-term liabilities for pension, post retirement and post employment benefits. Company contributions for these benefit plans are not included in the table above since the timing and amount of payments are dependent upon many factors, including when an employee retires or leaves the Company, certain benefit elections by employees, return on plan assets, minimum funding requirements and foreign currency exchange rates. We estimate that contributions to the pension and post retirement plans in 2005 will be $1.9 million, as compared to 2004 actual contributions of $2.1 million.

(8)	As discussed in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have environmental obligations and related indemnification receivables. Payments related to these obligations and the related amounts to be indemnified under indemnification agreements are not included in the table above since the timing of payments and indemnifications is not known. We estimate that we will make payments, net of indemnification amounts, of $3.7 million in 2005. Payments against environmental obligations in 2004 were $2.2 million with no amounts received under indemnification agreements. We expect that payments for environmental obligations and amounts received under indemnification agreements will occur over the next seven to ten years.

Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
New Accounting Standards
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal 2006 for the Company). Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not believe there will be a significant impact as a result of adopting this Statement.
In November 2004, the FASB issued Statement No. 151 Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for all fiscal years beginning after June 15, 2005 (2006 for the Company). Management does not believe there will be a significant impact as a result of adopting this Statement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
At January 1, 2005, we had fixed rate debt of approximately $429.3 million and variable rate debt of approximately $422.9 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately

$4.2 million per year. We currently are not a party to any interest rate hedging arrangements. Our hedging arrangements were terminated in connection with the closing of the Transactions. We may decide in the future to enter into interest rate hedging arrangements.
Prior to the closing of the Transactions, we used an interest rate swap as required by our then existing senior credit facility to reduce the risk of interest rate volatility. In March 2000, we entered into an interest rate hedge agreement with a major U.S. bank as required under our existing credit facilities. The hedge agreement contained a collar that provided a ceiling and a floor interest rate above or below which the interest rate on the hedged portion of the term debt would not vary. Upon adoption of FAS 133, we determined the interest rate hedge agreement did not qualify for hedge accounting as defined in FAS 133. Accordingly, the fair value of the financial instrument was recorded in the financial statements and subsequent changes in fair value were recorded in earnings in the period of change. At December 28, 2002, the fair value of the interest rate hedge agreement was approximately $7.6 million and was included in accrued liabilities. During 2002, the three month LIBO rate fell below the floor rate in the collar agreement and we made payments to the bank of approximately $2.6 million.
On December 31, 2002, the interest rate hedge agreement expired and the bank exercised its option to enter into a swap agreement. The swap agreement effectively converted the variable interest rate on $57.2 million of the term debt to a fixed rate of 6.55%. The swap agreement did not qualify for hedge accounting treatment as defined in FAS 133. Accordingly, the fair value of the financial instrument was recorded as a liability and subsequent changes in fair value are recorded in earnings in the period of change. At January 3, 2004, the fair value of the swap agreement was approximately $5.4 million and was included in accrued liabilities. During 2004 (prior to the Transaction) and fiscal year 2003, Polypore made payments to the bank of $0.9 million and $4.0 million, respectively, representing the difference between the fixed interest rate on the swap and the variable interest rate paid on the debt. The swap agreement was terminated in connection with the closing of the Transaction.
Use of hedging contracts would allow us to reduce our overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. We formally document all hedged transactions and hedging instruments, and assess, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties.
Currency risk
Outside of the United States, we maintain assets and operations in Europe and, to a much lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues are in a foreign currency other than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). In connection with the Transactions, the we obtained euro-denominated senior secured and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt is included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Fiscal Year

	2002	2003	2004

Period end rate	1.0487	1.2630	1.3621
Period average rate	.9358	1.1179	1.2411

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of January 1, 2005, we did not have any foreign currency derivatives outstanding.

Item 8.	Financial Statements and Supplementary Data
The Company’s report of independent registered public accounting firm and consolidated financial statements and related notes appear on the following pages of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Polypore, Inc.
We have audited the accompanying consolidated balance sheet of Polypore, Inc., as of January 1, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from May 2, 2004 to January 1, 2005 (Post-Transaction) and the consolidated balance sheet of Polypore, Inc. as of January 3, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two fiscal years then ended and for the period January 4, 2004 to May 1, 2004 (Pre-Transaction). Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polypore, Inc. at January 1, 2005, and the consolidated results of its operations and cash flows for the period from May 2, 2004 to January 1, 2005 (Post-Transaction) and the consolidated financial position of Polypore, Inc. as of January 3, 2004, and the consolidated results of its operations and cash flows for the two fiscal years then ended and for the period January 4, 2004 to May 1, 2004 (Pre-Transaction), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
February 17, 2005
Greenville, South Carolina

Polypore, Inc.
Consolidated balance sheets

	Post-Transactions	Pre-Transactions

(in thousands, except share data)	January 1, 2005	January 3, 2004

Assets
Current assets:
Cash and equivalents	$31,684	$20,063
Accounts receivable, net	106,296	89,471
Inventories	61,789	60,941
Refundable income taxes	8,238	—
Deferred income taxes	7,954	298
Prepaid and other	5,288	5,953
Due from related parties	—	5,212

Total current assets	221,249	181,938
Property, plant and equipment, net	441,350	480,602
Goodwill	535,844	32,200
Intangibles and loan acquisition costs, net	244,256	17,735
Environmental indemnification receivable	20,125	17,183
Other	1,142	984

Total assets	$1,463,966	$730,642

Liabilities and shareholders’ equity
Current liabilities:
Revolving credit obligations	$—	$10,000
Accounts payable	20,581	20,966
Accrued liabilities	50,464	40,644
Income taxes payable	—	5,769
Current portion of debt — optional prepayment	25,000	—
Current portion of debt	2,260	23,609
Current portion of capital lease obligation	1,272	—

Total current liabilities	99,577	100,988
Debt, less current portion	824,939	250,519
Capital lease obligations, less current portion	7,344	—
Pension and postretirement benefits	48,652	37,209
Post employment benefits	10,119	13,808
Environmental reserve, less current portion	24,394	22,661
Deferred income taxes	138,566	98,117
Other	3,033	1,362
Commitments and contingencies
Redeemable preferred stock (Pre-Transactions):
Class A, 8% Senior Cumulative, non-voting, $.01 par value (liquidation value of $1,000 per share) — authorized 20,000 shares, 14,000 shares issued and outstanding at January 3, 2004	—	—
Class B-1, 8% Junior Cumulative Convertible Preferred Stock, $.01 par value (liquidation value of $100 per share) — authorized 10,000 shares, no shares issued and outstanding at January 3, 2004	—	—
Class B-2, 8% Junior Cumulative Convertible Preferred Stock, $.01 par value (liquidation value of $100 per share) — authorized 5,000 shares, no shares issued and outstanding at January 3, 2004	—	—
Class C, 13% Senior Cumulative Redeemable Preferred Stock, $.01 par value (liquidation value of $1,000 per share) — authorized 40,000 shares, no shares issued and outstanding at January 3, 2004	—	—
Paid-in capital	—	14,000
Cumulative dividends payable	—	2,221

	—	16,221
Shareholders’ equity:
Class A Common Stock, $.01 par value (Post-Transactions) — 100 shares authorized, issued and outstanding at January 1, 2005	—	—
Class A Common Stock, $.01 par value (Pre-Transactions) — 250,000 shares authorized, 141,292 shares issued and outstanding at January 4, 2004	—	1
Class B Non-Voting Common Stock, $.01 par value (Pre-Transactions) authorized 50,000 shares, 6,040 shares issued and outstanding at January 3, 2004	—	—
Class C Non-Voting Common Stock, $.01 par value (Pre-Transactions) — authorized 25,000 shares, 7,754 shares issued and outstanding at January 3, 2004	—	1
Paid-in capital	321,516	1,718
Retained earnings (deficit)	(14,870)	124,519
Accumulated other comprehensive income	696	63,518

	307,342	189,757

Total liabilities and shareholders’ equity	$1,463,966	$730,642

See accompanying notes.

Polypore, Inc.
Consolidated statements of operations

	Post-
	Transactions	Pre-Transactions

	May 2, 2004	January 4, 2004
	through	through	Year ended	Year ended
(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004	December 28, 2002

Net sales	$311,089	$179,273	$441,076	$345,432
Cost of goods sold	225,918	110,166	285,631	243,383

Gross profit	85,171	69,107	155,445	102,049
Selling, general and administrative expenses	48,024	24,895	69,684	48,866
Business restructuring	13,899	—	—	—
In process research and development	5,250	—	—	—
Other	—	(1,514)	—	—

Operating income	17,998	45,726	85,761	53,183
Other (income) expense:
Interest expense, net	37,831	6,048	21,521	20,862
Foreign currency and other	1,751	481	2,433	1,545
Unrealized (gain) loss on derivative instrument	—	(1,321)	(2,287)	2,542

	39,582	5,208	21,667	24,949

Income (loss) before income taxes	(21,584)	40,518	64,094	28,234
Income taxes	(6,714)	13,685	18,781	11,388

Net income (loss)	(14,870)	26,833	45,313	16,846
Redeemable preferred stock dividends	—	(424)	(1,260)	(1,735)
Redemption premium on Class C preferred stock	—	—	—	(2,600)

Net income (loss) applicable to common stock	$(14,870)	$26,409	$44,053	$12,511

See accompanying notes.

Polypore, Inc.
Consolidated statements of shareholders’ equity

				Accumulated
				Other
			Retained	Comprehensive		Comprehensive
	Common	Paid-In	Earnings	Income		Income
(in thousands, except per share data)	Stock	Capital	(Deficit)	(Loss)	Total	(Loss)

Balance at December 29, 2001 (Pre-Transactions)	$1	$1,718	$67,955	$(9,122)	$60,552
Net income for the year ended December 28, 2002	—	—	16,846	—	16,846	$16,846
Foreign currency translation adjustment, net of income tax benefit of $7,585	—	—	—	24,521	24,521	24,521
Issuance of Class C Non-Voting Common Stock in connection with exercise of stock purchase warrant	1	—	—	—	1	—
Redemption premium on Class C Preferred Stock	—	—	(2,600)	—	(2,600)	—
Cumulative dividends on Class A Preferred Stock — $89.68 per share	—	—	(1,256)	—	(1,256)	—
Cumulative dividends on Class C Preferred Stock — $23.96 per share	—	—	(479)	—	(479)	—

Balance at December 28, 2002 (Pre-Transactions)	2	1,718	80,466	15,399	97,585
Comprehensive income for the year ended December 28, 2002 (Pre-Transactions)						$41,367

Net income for the year ended January 3, 2004	—	—	45,313	—	45,313	$45,313
Foreign currency translation adjustment, net of income tax expense of $520	—	—	—	49,914	49,914	49,914
Foreign currency translation gains reclassified into earnings from other comprehensive income, net of income tax benefit of $524	—	—	—	(1,456)	(1,456)	(1,456)
Additional minimum pension liability, net of income tax benefit of $225	—	—	—	(339)	(339)	(339)
Cumulative dividends on Class A Preferred Stock — $90.01 per share	—	—	(1,260)	—	(1,260)	—

Balance at January 3, 2004 (Pre-Transactions)	2	1,718	124,519	63,518	189,757
Comprehensive income for the year ended January 3, 2004 (Pre-Transactions)						$93,432

Net income for the period from January 4, 2004 through May 1, 2004 (Pre-Transactions)	—	—	26,833	—	26,833	$26,833
Foreign currency translation adjustment, net of income tax expense of $0	—	—	—	(19,883)	(19,883)	(19,883)
Additional minimum pension liability, net of income tax benefit of $18	—	—	—	35	35	35
Cumulative dividends on Class A Preferred Stock — $3.27 per share	—	—	(424)	—	(424)	—

Balance at May 1, 2004 (Pre-Transactions)	2	1,718	150,928	43,670	196,318
Comprehensive income for the period from January 4, 2004 through May 1, 2004 (Pre-Transactions)						$6,985

Elimination of historical shareholders’ equity for the Transactions	(2)	(1,718)	(150,928)	(43,670)	(196,318)
Equity contributions for the change in ownership in connection with the Transactions		320,385			320,385

Balance at May 1, 2004 (Post-Transactions)	—	320,385	—	—	320,385
Net income (loss) for the period from May 2, 2004 through January 1, 2005 (Post-Transactions)	—	—	(14,870)	—	(14,870)	$(14,870)
Capital contribution from Parent		1,131			1,131
Foreign currency translation adjustment, net of income tax expense of $0	—	—	—	696	696	696

Balance at January 1, 2005 (Post-Transactions)	$—	$321,516	$(14,870)	$696	$307,342

Comprehensive loss for the period from May 2, 2004 through January 1, 2005 (Post-Transactions)						$(14,174)

See accompanying notes.

Polypore, Inc.
Consolidated statements of cash flows

	Post-
	Transactions	Pre-Transactions

	May 2, 2004	January 4, 2004		Year ended
	through	through	Year ended	December 28,
(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004	2002

Operating activities:
Net income (loss)	$(14,870)	$26,833	$45,313	$16,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21,962	14,409	36,222	28,098
Amortization expense	11,775	808	2,471	2,669
Inventory purchase accounting	19,007	—	—	—
(Gain) loss on disposal of property, plant and equipment	488	(1,432)	—	—
Foreign currency and other	2,602	334	1,265	1,545
Unrealized (gain) loss on derivative instrument	—	(1,321)	(2,287)	2,542
Deferred income taxes	(7,193)	2,080	(2,711)	773
Business restructuring	15,687	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	737	(13,189)	(14,528)	9,790
Inventories	1,943	(1,434)	(6,790)	(6,432)
Prepaid and other current assets	694	(107)	(293)	(1,543)
Accounts payable and accrued liabilities	(10,109)	1,906	399	20,774
Income taxes payable	(15,664)	233	(1,584)	3,334
Other, net	(4,992)	(209)	(1,006)	5,074

Net cash provided by operating activities	22,067	28,911	56,471	83,470
Investing activities:
Purchases of property, plant and equipment	(9,882)	(5,497)	(33,797)	(28,785)
Proceeds from sale of property, plant and equipment	62	1,923	—	—
Acquisitions, net of cash acquired	—	—	—	(112,624)

Net cash used in investing activities	(9,820)	(3,574)	(33,797)	(141,409)
Financing activities:
Proceeds from debt	820,792	610	1,738	161,896
Principal payments on debt	(265,024)	(7,923)	(39,756)	(18,543)
Borrowings on revolving credit agreement	1,500	—	15,500	1,500
Payments on revolving credit agreement	(11,500)	—	(5,500)	(21,500)
Loan acquisition costs	(20,015)	(59)	(311)	(4,139)
Payments made for the change in ownership in connection with the Transactions	(867,369)	—	—	—
Proceeds from equity investment	321,516	—	—	—
Redemption of redeemable preferred stock	—	—	—	(22,600)
Payment of dividends	—	—	—	(13,563)

Net cash (used in) provided by financing activities	(20,100)	(7,372)	(28,329)	83,051
Effect of exchange rate changes on cash and cash equivalents	3,665	(2,156)	1,112	(14,046)

Net (decrease) increase in cash and equivalents	(4,188)	15,809	(4,543)	11,066
Cash and equivalents at beginning of period	35,872	20,063	24,606	13,540

Cash and equivalents at end of period	$31,684	$35,872	$20,063	$24,606

Supplemental cash flow information
Cash paid for interest	$30,897	$5,921	$26,931	$18,046
Cash paid for income taxes	9,550	7,607	21,852	10,817
Supplemental non-cash financing activities
Unpaid dividends on preferred stock	—	424	1,260	961
Accrued interest converted to debt	—	—	592	683
Equipment financed under capital lease	8,823	—	—	—
Acquisitions
Fair value of assets acquired	—	—	—	217,800
Liabilities assumed and incurred	—	—	—	100,794
Cash paid	—	—	—	117,006

See accompanying notes.

Polypore, Inc.
Notes to consolidated financial statements

1.	Description of Business and Transaction
Description of Business
Polypore, Inc. (the “Company” or “Polypore”), a wholly owned subsidiary of Polypore International, Inc. (“Parent” or “Polypore International”), is a leading worldwide manufacturer and marketer of microporous membranes for use in energy storage and separations applications. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and the Asia-Pacific region.
Change in Ownership
On January 30, 2004, the Company and its shareholders entered into a Stock Purchase Agreement with PP Acquisition Corporation (“PP Acquisition”), a subsidiary of Polypore International. On May 13, 2004, the Company and its shareholders consummated the stock purchase agreement with PP Acquisition, pursuant to which PP Acquisition purchased all of the outstanding shares of the Company’s capital stock (the “Transactions”). The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the Transactions, PP Acquisition obtained a new credit facility with initial borrowings of approximately $414,920,000, issued 8.75% senior subordinated notes with a face amount of $405,915,000 and received equity contributions from its shareholders of $320,385,000. PP Acquisition used the net proceeds from the new credit facility, the issuance of senior subordinated debt and equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under the Company’s existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into the Company, with the Company as the surviving corporation. At the time of closing, all classes of common stock of the Company were canceled and the common stock of PP Acquisition was converted into 100 shares of Class A common stock of the Company.
The acquisition of the Company by PP Acquisition was accounted for as a purchase in conformity with FASB Statement No. 141, Business Combinations (“FAS 141”) and FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The total cost of the merger of PP Acquisition with and into the Company has been allocated as a change in basis to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of May 13, 2004, the date of the merger. The purchase price allocation is based on preliminary estimates and may be adjusted based on the finalization of certain accruals recorded in connection with the Transactions. For accounting purposes, the Transactions were accounted for as if they occurred on the last day of the Company’s fiscal month ended May 1, 2004, which is the closest fiscal month end to May 13, 2004, the closing date of the Transactions.

Polypore, Inc.
Notes to consolidated financial statements (continued)

1.	Description of Business and Transaction (continued)
The following table summarizes the preliminary purchase price allocation based upon the estimated fair value of the assets acquired and liabilities assumed at the date of the Transactions.

(in thousands)

Current assets	$201,405
Property, plant and equipment	406,934
Intangible assets	253,005
Goodwill	535,844
Other	23,933

Total assets acquired	1,421,121
Current liabilities	83,159
Debt, less current portion	819,790
Pension, postretirement and post employment benefits	54,027
Deferred income taxes	121,296
Other	22,464

Total liabilities assumed	1,100,736

Net assets acquired	$320,385

In connection with the Transactions, $5,250,000 was allocated to in process research and development (“IPR&D”) and expensed during the period in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value of the IPR&D was calculated with the assistance of a third party appraiser based on cash flow projections discounted for the risk inherent in such projects using a 60% probability of success factor and a 16% discount rate.
The excess of the purchase price over the fair value of the net assets purchased was approximately $535,844,000 and was allocated to goodwill. The goodwill was assigned to the Energy Storage and Separations Media segments in the amounts of $371,795,000 and $164,049,000, respectively. The goodwill is not deductible for income tax purposes.
The following unaudited pro forma financial data summarizes the results of operations for the years ended January 1, 2005 and January 3, 2004 as if the Transactions had occurred as of the beginning of each period. Unaudited pro forma results below are based on historical results of operations and include adjustments for depreciation, amortization and interest expense associated with the Transactions and the related income tax effects of these adjustments. The unaudited pro forma results for the year ended January 1, 2005 exclude non-recurring costs of $5,250,000 for the write-off of in process research and development costs and $19,007,000 for the sale of inventory that was revalued in connection with the application of purchase accounting for the Transactions. The pro forma amounts do not necessarily reflect actual results that would have occurred.

	Year ended

	January 1,	January 3,
(in thousands, except per share data)	2005	2004

Net sales	$490,362	$441,076
Net income	$17,034	$10,081

Polypore, Inc.
Notes to consolidated financial statements (continued)

2.	Accounting Policies
Basis of Presentation and Use of Estimates
For purposes of presentation, the accompanying statements of operations and cash flows for the period May 2, 2004 through January 1, 2005 reflect the operating results and cash flows of the Company subsequent to the Transactions. The statements of operations and cash flows for the period from January 4, 2004 through May 1, 2004 and the years ended January 3, 2004 and December 28, 2002 reflect the operating results and cash flows of the Company prior to the Transactions.
The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its subsidiaries. All material intercompany accounts are eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Period
The Company’s fiscal year is the 52 or 53-week period ending the Saturday nearest to December 31. The period from January 4, 2004 through May 1, 2004 includes 17 weeks and the period from May 2, 2004 through January 1, 2005 includes 35 weeks (together, 52 weeks). The fiscal years ended January 3, 2004 and December 28, 2002 include 53 and 52 weeks, respectively.
Revenue Recognition
Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Amounts billed to customers for shipping and handling are recorded in “Net sales” in the accompanying statements of operations. Shipping and handling costs incurred by the Company for the delivery of goods to customers are included in “Cost of goods sold” in the accompanying statements of operations. Sales returns and allowances are recorded as a reduction of revenue at the time such returns and allowances are identified. Product returns and warranty expenses were not material for all periods presented.
Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Polypore, Inc.
Notes to consolidated financial statements (continued)

2.	Accounting Policies (continued)
Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. For purchase accounting, the value of inventory on hand at May 1, 2004 was increased by $19,007,000 to reflect the fair value of such inventory, less cost to sell. Operating results for the period from May 2, 2004 through January 1, 2005 include an increase in cost of goods sold of $19,007,000, representing the write-off of the inventory purchase accounting adjustment as this inventory was sold. As of January 1, 2005 and January 3, 2004, inventories consist of the following:

(in thousands)	January 1, 2005	January 3, 2004

Raw materials	$22,243	$20,179
Work-in-process	6,395	9,230
Finished goods	33,151	31,532

Total	$61,789	$60,941

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for buildings and land improvements range from 20 to 39.5 years and the estimated useful lives established for machinery and equipment range from 5 to 15 years.
Intangibles and Loan Acquisition Costs
Identified intangible assets subject to amortization consist of a supply agreement, customer relationships and technology and patents. Loan acquisition costs are amortized over the term of the related debt. Amortization expense for loan acquisition costs is classified as interest expense. Indefinite lived intangible assets consist of trade names and are not amortized, but are subject to an annual impairment test.
Impairment of Long-Lived Assets
Property, plant and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no impairments of long-lived assets in 2004, 2003 or 2002.
Goodwill
In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill is not amortized, but is subject to an annual impairment test. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The Company performed its annual impairment test in 2004 and concluded that none of its goodwill was impaired.
Research and Development
The cost of research and development by the Company is charged to expense as incurred and is included in selling, general and administrative expenses in the consolidated statements of operations. Research and development expense, excluding the write-off of in-process research and development, was $9,528,000 for the period from May 2, 2004 to January 1, 2005, $4,116,000 for the period from January 4, 2004 through May 1, 2004, $13,397,000 in 2003 and $10,709,000 in 2002.

Polypore, Inc.
Notes to consolidated financial statements (continued)

2.	Accounting Policies (continued)
Income Taxes
The provision for income taxes and corresponding balance sheet accounts are determined in accordance with FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is more likely than not that a portion of the deferred tax assets will not be realized in the future.
Foreign Currency Translation
The local currencies of the Company’s foreign subsidiaries are the functional currencies in accordance with FASB Statement No. 52, Foreign Currency Translation (“FAS 52”). Assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at current exchange rates and resulting translation adjustments are reported in accumulated other comprehensive income. Income statement amounts are translated at weighted average exchange rates prevailing during the period. Transaction gains and losses are included in the determination of net income.
In connection with the Transactions, the Company obtained euro-denominated senior secured and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt at January 1, 2005 of $28,996,000 have been recorded in accumulated other comprehensive income (loss).
Prior to December 30, 2003, the Company had intercompany U.S. dollar denominated debt with its French subsidiary, which was considered permanently invested in accordance with FAS 52. On December 30, 2003, the French subsidiary repaid the intercompany U.S. dollar denominated debt in accordance with an internal French tax reorganization. Prior to settlement of the permanently invested intercompany debt, re-measurement gains and losses, net of income taxes, were reported in accumulated other comprehensive income (loss), as permitted by FAS 52. Upon settlement, the Company recognized approximately $1,456,000, net of applicable income taxes, of foreign currency gains that were previously recorded in other comprehensive income.
Accounts Receivable and Concentrations of Credit Risk
Accounts receivable potentially expose the Company to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers’ financial condition, but generally does not require collateral to support such receivables. Accounts receivable, net of allowance for doubtful accounts, are carried at cost, which approximates fair value. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $5,962,000 and $5,324,000 at January 1, 2005 and January 3, 2004, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who filed for protection under bankruptcy law. The Company charges accounts receivables off against its allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis. Exide Corporation (“Exide”), a customer of the Company’s Energy Storage segment, accounted for approximately 14%, 16%, and 19% of the Company’s sales in 2004, 2003, and 2002, respectively.

Polypore, Inc.
Notes to consolidated financial statements (continued)

2.	Accounting Policies (continued)
Derivatives
The Company accounts for derivative instruments in accordance with FASB Statement No. 133, Accounting for Derivatives and Hedging Activity (“FAS 133”). Under FAS 133, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders’ equity through other comprehensive income.
From time to time, the Company uses derivative financial instruments to manage interest rate risk and does not use derivatives for trading purposes. The Company enters into derivative financial instruments with high credit quality counterparties and has not experienced any credit losses on derivatives.
In March 2000, the Company entered into an interest rate hedge agreement with a major U.S. bank as required under the Company’s credit facilities. The hedge agreement contained a collar that provided a ceiling and a floor interest rate above or below which the Company’s interest rate on the hedged portion of the term debt would not vary. Upon adoption of FAS 133 in 2001, the Company determined the interest rate hedge agreement did not qualify for hedge accounting treatment as defined in FAS 133. Accordingly, the fair value of the financial instrument was recorded in the financial statements and subsequent changes in fair value were recorded in earnings in the period of change. At December 28, 2002, the fair value of the interest rate hedge agreement was approximately $7,639,000 and was included in accrued liabilities. During 2002, the three-month LIBO rate fell below the floor rate in the collar agreement and the Company made payments (recorded as incremental interest expense) to the bank of approximately $2,639,000.
On December 31, 2002, the interest rate hedge agreement expired and the bank exercised its option to enter into a swap agreement. The swap agreement effectively converted the Company’s variable interest rate on $57,225,000 of its term debt to a fixed rate of 6.55% until December 29, 2006. The swap agreement did not qualify for hedge accounting treatment as defined in FAS 133. Accordingly, the fair value of the financial instrument was recorded as a liability in the financial statements and subsequent changes in fair value were recorded to earnings in the period of change. At January 3, 2004, the fair value of the swap agreement was approximately $5,351,000 and was included in accrued liabilities. During the period from January 4, 2004 through May 1, 2004 and fiscal 2003, the Company made payments (recorded as incremental interest expense) to the bank of $947,000 and $4,028,000, respectively, representing the difference between the fixed interest rate on the swap and the variable interest rate paid on the debt. The swap agreement was terminated in connection with the closing of the Transactions.
Fair Value of Financial Instruments
The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, accrued liabilities, revolving credit obligations and long-term debt. The carrying amount of the revolving credit facility and term loan approximates fair value because the interest rate adjusts to market interest rates. The fair value of the 8.75% senior subordinated notes, based on a quoted market price, was $449,692,000 at January 1, 2005. The carrying values of all of the other financial instruments approximate their fair values.
Restructuring Charges
In 2002, FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), was issued. This statement nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted the provisions of FAS 146, which are effective for one-time benefit arrangements and exit or disposal activities initiated after December 31, 2002. The Company accounts for ongoing benefit arrangements, such as those included in the Company’s business restructuring plan discussed in Note 18, under FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits (“FAS 112”), which requires that a liability be recognized when the costs are probable and reasonably estimable.

Polypore, Inc.
Notes to consolidated financial statements (continued)

2.	Accounting Policies (continued)
Other Accounting Pronouncements
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal 2006 for the Company). Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not believe there will be a significant impact as a result of adopting this Statement.
In November 2004, the FASB issued Statement No. 151 Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for all fiscal years beginning after June 15, 2005 (2006 for the Company). Management does not believe there will be a significant impact as a result of adopting this Statement.

3.	Acquisitions
On February 28, 2002, the Company acquired 100% of the outstanding shares of Membrana GmbH (“Membrana”) from Acordis A.G. The results of Membrana’s operations have been included in the consolidated financial statements since the date of acquisition. The purchase of Membrana supports the Company’s strategy of building its technology base and expanding its market position in the Separations Media segment.
The aggregate purchase price, including acquisition related costs, was approximately $117,006,000 in cash. The acquisition was accounted for by the purchase method. The purchase price was allocated to the underlying assets based on tentative estimates of their respective fair values at the date of acquisition during 2002. During 2003, the purchase price allocation was finalized and the fair value of assets purchased, as adjusted, exceeded the purchase price by approximately $9,868,000. Such amount was allocated as an adjustment to property, plant and equipment.
In connection with the acquisition of Membrana, the Company established a headcount reduction plan of 57 corporate and manufacturing employees at Membrana (“Social Plan”). During 2003, the appropriate employee representatives, as required by German law, approved the Social Plan. The total cost of the Social Plan at the acquisition date was $3,163,000, of which $60,000 was outstanding at January 1, 2005. The Company expects that remaining payments under the Social Plan will be made during 2005.

Polypore, Inc.
Notes to consolidated financial statements (continued)

3.	Acquisitions (continued)
The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Membrana acquisition had occurred on the first day of the period presented. The pro forma amounts do not necessarily reflect actual results that would have occurred.

(in thousands)	December 28, 2002

Net sales	$362,832
Net income	16,970

4.	Property, Plant and Equipment
Property, plant and equipment consists of:

(in thousands)	January 1, 2005	January 3, 2004

Cost:
Land	$16,116	$15,005
Buildings and land improvements	116,041	121,194
Machinery and equipment	305,529	449,408
Construction in progress	28,545	29,764

	466,231	615,371
Less accumulated depreciation	24,881	134,769

	$441,350	$480,602

5.	Intangibles, Loan Acquisition and Other Costs
Intangibles, loan acquisition and other costs are as follows:

		January 1, 2005		January 3, 2004

		Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Life	Amount	Amortization	Amount	Amortization

Intangible and other assets subject to amortization:
Supply agreement	5	$9,070	$1,267	$19,818	$8,067
Customer relationships	10-20	180,467	7,395	—	—
Technology and patents	8	36,695	3,062	—	—
Loan acquisition costs	7.5-8	20,935	1,934	13,858	7,874
Intangible assets not subject to amortization:
Trade names	Indefinite	10,747	—	—	—

		$257,914	$13,658	$33,676	$15,941

Polypore, Inc.
Notes to consolidated financial statements (continued)

5.	Intangibles, Loan Acquisition and Other Costs (continued)
Amortization expense, including amortization of loan acquisition costs classified as interest expense, was $13,493,000 for the period from May 2, 2004 through January 1, 2005, $1,441,000 for the period from January 4, 2004 through May 1, 2004, $4,162,000 in 2003 and $4,034,000 in 2002. The Company’s estimate of amortization expense for the five succeeding years is as follows:

(in thousands)

2005	$20,483
2006	20,374
2007	20,352
2008	20,344
2009	18,564

6.	Goodwill
The changes in carrying amount of goodwill are as follows:

	Energy	Separations
(in thousands)	Storage	Media	Total

Balance as of December 28, 2002	$31,622	$—	$31,622
Foreign currency translation adjustment	578	—	578

Balance as of January 3, 2004	32,200	—	32,200
Foreign currency translation adjustment	(748)	—	(748)

Balance as of May 2, 2004	31,452	—	31,452
Additional goodwill recognized in accounting for the Transactions	340,343	164,049	504,392

Balance as of January 1, 2005	$371,795	$164,049	$535,844

7.	Accrued Liabilities
Accrued liabilities consist of:

(in thousands)	January 1, 2005	January 3, 2004

Business restructuring	$14,502	$—
Salaries, wages and other fringe benefits	14,161	16,154
Accrued interest	4,994	298
Current portion of environmental reserve	4,014	4,873
Taxes other than income	2,378	3,465
Current portion of social plan	60	1,099
Fair value of financial instrument	—	5,351
Other	10,355	9,404

	$50,464	$40,644

Polypore, Inc.
Notes to consolidated financial statements (continued)

8.	Debt
Debt, in order of priority, consists of:

(in thousands)	January 1, 2005	January 3, 2004

Senior credit facilities:
Revolving credit facility	$—	$10,000
Term loan facilities	416,941	266,645
8.75% senior subordinated notes	429,315	—
Other	5,943	7,483

	852,199	284,128
Less optional prepayment made on March 1, 2005	25,000	—
Less current maturities	2,260	33,609

Long-term debt	$824,939	$250,519

On May 13, 2004, all indebtedness under the Company’s former revolving credit facility and term loans was paid. In connection with the Transactions, the Company obtained a new senior secured credit agreement. The new senior secured credit facilities provide for senior secured financing consisting of a $370,000,000 million term loan facility, €36,000,000 term loan facility ($43,420,000 at May 13, 2004, date of the Transactions) and a $90,000,000 revolving loan facility (of which $0 was outstanding at January 1, 2005). The term loans mature in November 2011 and the revolving loan matures in May 2010. Interest rates under the new senior secured credit facilities are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBO rate, plus an applicable margin percentage. The applicable margin percentage was initially equal to 1.50% for alternate base rate loans or 2.50% for adjusted LIBO rate revolving loans. On July 31, 2004, the credit agreement was amended. The applicable margin percentage under the amended credit agreement is equal to 1.25% for alternate base rate loans or 2.25% for adjusted LIBO rate loans.
On March 1, 2005, the Company made an optional prepayment of $25,000,000 on the term loans. In accordance with the credit agreement, the prepayment was applied first to the quarterly payments due for the next twelve months and second, pro rata against the remaining scheduled installments of principal. After giving effect to the prepayment, the term loans will require quarterly payments of principal at the end of each fiscal quarter beginning on April 1, 2006. The optional prepayment is classified as a current liability and the current portion of debt has been adjusted to reflect the impact of the optional prepayment in the accompanying balance sheet.
The Company and its domestic subsidiaries guarantee indebtedness under the credit facility. Substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 66% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit facility. The senior secured credit facility is subject to covenants customary for financings of this type, including maximum leverage ratio, minimum interest coverage ratio and limitations on capital spending. The Company may not pay dividends on its common stock. The Company was in compliance with all financial covenants as of January 1, 2005.

Polypore, Inc.
Notes to consolidated financial statements (continued)

8.	Debt (continued)
In connection with the Transactions, the Company issued $225,000,000 8.75% senior subordinated dollar notes due 2012 and €150,000,000 ($180,915,000 at May 13, 2004, date of the Transactions) 8.75% senior subordinated euro notes due 2012 (collectively, the “Notes”). Interest on the Notes accrues from the issue date, and the first interest payment was due on November 15, 2004. The Notes are subordinated to all our existing and future senior debt, rank equally with all our other senior subordinated debt and rank senior to all our existing and future subordinated debt. The Company’s domestic subsidiaries, subject to certain exceptions, guarantee the Notes.
Minimum scheduled principal repayments of debt, including the optional prepayment made on March 1, 2005 and its affect on future scheduled principal payments, are as follows:

(in thousands)

2005	$27,260
2006	4,766
2007	5,117
2008	4,740
2009	4,398
Thereafter	805,918

$852,199

In connection with an acquisition in 1999, the seller provided $15,000,000 in the form of a note (“Seller Note”) to the Company. The Seller Note balance, including unpaid interest converted to principal, of approximately $18,616,000 was paid in full on December 15, 2003.

9.	Commitments and Contingencies
Leases
The Company leases certain equipment and facilities under operating leases. Rent expense was $3,687,000 for the period from May 2, 2004 through January 1, 2005, $1,633,000 for the period from January 4, 2004 through May 1, 2004, $3,962,000 in 2003 and $3,331,000 in 2002.
In October 2004, the Company refinanced an existing operating lease for manufacturing equipment with a capital lease agreement. The lease agreement expires in February 2011 and has an early buyout option in October 2009. Assets recorded under the capital lease are included in property, plant and equipment. At January 1, 2005, the cost of assets under the capital lease was $8,823,000 and the related accumulated depreciation was $98,000. Amortization of assets under the capital lease is included in depreciation expense.

Polypore, Inc.
Notes to consolidated financial statements (continued)

9.	Commitments and Contingencies (continued)
Future minimum capital and operating lease payments at January 1, 2005 are:

(in thousands)	Capital Leases	Operating Leases

2005	$1,604	$3,993
2006	1,604	784
2007	1,604	319
2008	1,604	152
2009	1,604	13
Thereafter	1,739	7

	9,759	$5,268

Less amounts representing interest	1,143

Present value of minimum lease payments	8,616
Less current portion	1,272

	$7,344

Raw Materials
The Company employs a global purchasing strategy to achieve pricing leverage on its purchases of major raw materials. Accordingly, the Company purchases the majority of each type of raw material from one primary supplier with additional suppliers having been qualified to supply the Company if an interruption in supply were to occur. The Company believes that alternative sources of raw materials are readily available and the loss of any particular supplier would not have a material impact on the results of the Company’s operations. However, the loss of raw material supply sources could, in the short term, adversely affect the Company’s business until alternative supply arrangements were secured.
Collective Bargaining Agreements
At January 1, 2005, the Company had approximately 1,970 employees worldwide. Approximately 240 employees are represented by labor unions in the United States, which have entered into separate collective bargaining agreements with the Company. The collective bargaining agreement at our Owensboro, Kentucky facility will expire in April, 2005 and negotiations with the union are in progress.
Other
The Company is from time to time subject to various claims and other matters arising out of the normal conduct of business. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company believes that based on present information, it is unlikely that a liability, if any, exists that would have a materially adverse effect on the consolidated operating results, financial position or cash flows of the Company.

Polypore, Inc.
Notes to consolidated financial statements (continued)

10.	Income Taxes
Prior to the Transactions described in Note 1, the Company filed its own consolidated federal income tax return. Subsequent to the Transactions, the Company files a consolidated federal income tax return with Polypore International. Accordingly, Polypore International and the Company and it subsidiaries have entered into a tax sharing agreement under which each company’s federal income tax liability for any period will equal taxes that would be payable had such company filed a separate income tax return for that fiscal year. At January 1, 2005, refundable income taxes include $1,974,000 due from Polypore International under the tax sharing agreement.
Significant components of deferred tax assets and liabilities as of January 1, 2005 and January 3, 2004 are as follows:

(in thousands)	January 1, 2005	January 3, 2004

Deferred tax assets:
Pension and postretirement benefits	$14,820	$10,972
Vacation pay	523	556
Unrealized loss on derivative instrument	—	2,035
Foreign tax credits	6,288	—
State tax credits	944	—
Net operating loss carryforwards	2,701	470
Environmental reserve	2,404	3,681
Other	5,701	4,779

Total deferred tax assets	33,381	22,493
Valuation allowance	(1,989)	(484)

Net deferred tax assets	31,392	22,009
Deferred tax liabilities:
Property, plant and equipment	(103,480)	(113,181)
Intangibles	(52,884)	—
Other	(5,640)	(6,647)

Total deferred tax liabilities	(162,004)	(119,828)

Net deferred taxes	$(130,612)	$(97,819)

The valuation allowance increased approximately $1,505,000 in 2004 due to the generation of foreign tax credit carry forwards that may not be fully utilized in future years. .
Deferred taxes are reflected in the balance sheet as follows:

(in thousands)	January 1, 2005	January 3, 2004

Current deferred tax asset	$7,954	$298
Non-current deferred tax liability	(138,566)	(98,117)

Net deferred taxes	$(130,612)	$(97,819)

Polypore, Inc.
Notes to consolidated financial statements (continued)

10.	Income Taxes (continued)
For financial reporting purposes, income before income taxes includes the following components:

	Post-
	Transactions	Pre-Transactions

	May 2, 2004	January 4, 2004
	through	through	Year ended	Year ended
(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004	December 28, 2002

Pretax income (loss):
United States	$(21,959)	$22,706	$27,918	$6,004
Foreign	375	17,812	36,176	22,230

	$(21,584)	$40,518	$64,094	$28,234

Income tax expense (benefit) consisted of the following:

	Post-
	Transactions	Pre-Transactions

	May 2, 2004	January 4, 2004
	through	through	Year ended	Year ended
(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004	December 28, 2002

Current:
U.S. taxes on domestic income	$(11,459)	$10,805	$4,854	$1,792
Foreign taxes	(2,448)	4,960	15,769	8,863

Total current	(13,907)	15,765	20,623	10,655
Deferred:
U.S. taxes on domestic income	5,062	(3,145)	2,777	2,963
Foreign taxes	2,131	1,065	(4,619)	(2,230)

Total deferred	7,193	$(2,080)	(1,842)	733

	$(6,714)	$13,685	$18,781	$11,388

The Company has German net operating loss carryforwards of approximately $7,980,000. These net operating loss carryforwards do not expire but are subject to certain limitations in their use.

Polypore, Inc.
Notes to consolidated financial statements (continued)

10.	Income Taxes (continued)
Income taxes at the Company’s effective tax rate differed from income taxes at the statutory rate as follows:

	Post-
	Transactions	Pre-Transactions

	May 2, 2004	January 4, 2004
	through	through	Year ended	Year ended
(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004	December 28, 2002

Computed income taxes at the expected statutory rate	$(7,554)	$14,181	$22,433	$9,882
In process research and development	1,953	—	—	—
Extraterritorial income exclusion	(1,256)	(688)	(1,607)	—
State and local taxes	(790)	681	756	(67)
Foreign taxes	584	(1,306)	(1,030)	(841)
Foreign net operating losses	—	—	(586)	—
Valuation allowance	512	—	—	2,487
Other	(163)	817	(1,185)	(73)

Income tax provision (benefit)	$(6,714)	$13,685	$18,781	$11,388

Taxes have been provided on earnings distributed and expected to be distributed by the Company’s foreign subsidiaries. All other foreign earnings are undistributed and considered to be indefinitely reinvested and, accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.
The American Jobs Creation Act (the “Act”) was enacted on October 22, 2004. The Act contains a temporary provision that encourages companies to repatriate foreign earnings and a deduction from federal taxable income related to certain qualifying domestic production manufacturing activities.
The Company is still in the process of evaluating the effects of the repatriation provision which allows companies to repatriate foreign earnings to the US by making certain dividends received by a US corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. This deduction would result in a 5.25% effective federal rate on repatriated earnings. The Company is not able to estimate the impact of the repatriation provisions at this time. However, the Company does not expect any negative impact from these provisions.
The impact of the qualified production activities deduction on our taxable income is currently being evaluated. While the implications of this provision vary based on transition rules and the future income mix, the Company expects the provision will provide a favorable impact on the Company’s effective tax rate in the future to the extent that the Company has taxable income in the U.S.

Polypore, Inc.
Notes to consolidated financial statements (continued)

11.	Employee Benefit Plans
Pension and Other Postretirement Benefits
The Company and its subsidiaries sponsor multiple defined benefit pension plans, which are substantially based at subsidiaries outside of the U.S., and an other postretirement benefit plan based in the U.S.

	Pension Plans

	Post-Transactions	Pre-Transactions

(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004

Change in Benefit Obligation
Benefit obligation at beginning of year	$(56,786)	$(58,022)	$(43,366)
Service cost	(1,708)	(604)	(1,824)
Interest cost	(2,144)	(891)	(2,607)
Plan amendments	—	—	(370)
Actuarial gain/(loss)	(1,085)	(516)	(1,845)
Benefit payments	915	453	1,128
Curtailments	—	—	154
Foreign currency translation	(7,567)	2,794	(9,292)

Projected benefit obligation at end of year	(68,375)	(56,786)	(58,022)
Change in Plan Assets
Fair value of plan assets at beginning of year	17,672	17,723	13,771
Actual return on plan assets	1,175	583	701
Company contributions	844	217	815
Benefit payments	(289)	(143)	(302)
Foreign currency translation	2,246	(708)	2,738

Fair value of plan assets at end of year	21,648	17,672	17,723
Funded Status
Funded status at end of year	(46,727)	(39,114)	(40,299)
Unrecognized net actuarial loss	—	223	214
Foreign currency translation	—	(135)	494
Unrecognized prior service cost	—	(707)	(499)
Unrecognized net gain	—	5,030	4,308

Net amount recognized	$(46,727)	$(34,703)	$(35,782)

Polypore, Inc.
Notes to consolidated financial statements (continued)

11.	Employee Benefit Plans (continued)

	Other Postretirement Benefits

	Post-Transactions	Pre-Transactions

(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004

Change in Benefit Obligation
Benefit obligation at beginning of year	$(1,843)	$(1,851)	$(1,428)
Service cost	(19)	(9)	—
Interest cost	(77)	(38)	(122)
Plan amendments	—	—	(657)
Participant contributions	(28)	(14)	(28)
Actuarial gain/(loss)	(236)	12	259
Benefit payments	115	57	125
Other	163	—	—

Projected benefit obligation at end of year	(1,925)	(1,843)	(1,851)
Change in Plan Assets
Company contributions	87	43	97
Participant contributions	28	14	28
Benefit payments	(115)	(57)	(125)

Fair value of plan assets at end of period	—	—	—
Funded Status
Funded status at end of period	(1,925)	(1,843)	(1,851)
Unrecognized prior service cost	—	332	286
Unrecognized net loss	—	236	138

Net amount recognized	$(1,925)	$(1,275)	$(1,427)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Plans		Other Postretirement Benefits

(in thousands)	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004

Accrued benefit cost	$(46,727)	$(35,218)	$(1,925)	$(1,427)
Accumulated other comprehensive income	—	(564)	—	—

Net amount recognized	$(46,727)	$(35,782)	$(1,925)	$(1,427)

The accumulated benefit obligation is the same as the projected benefit obligation for all defined benefit pension plans at January 1, 2005.
In 2005, the Company expects to contribute $1,800,000 and $140,000 to its pension and other postretirement benefit plans, respectively.

Polypore, Inc.
Notes to consolidated financial statements (continued)

11.	Employee Benefit Plans (continued)
The following table provides the components of net periodic benefit cost:

	Pension Plans

	Post-Transactions	Pre-Transactions

	May 2, 2004	January 4, 2004		Year ended
	through	through	Year ended	December 28,
(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004	2002

Service cost	$1,708	$604	$1,824	$1,400
Interest cost	2,144	891	2,607	2,113
Expected return on plan assets	(589)	(261)	(866)	(824)
Amortization of prior service cost	—	57	178	109
Recognized net actuarial loss (gain)	8	48	273	(64)

Net periodic benefit cost	$3,271	$1,339	$4,016	$2,734

	Other Postretirement Benefits

	Post-Transactions	Pre-Transactions

	May 2, 2004	January 4, 2004		Year ended
	through	through	Year ended	December 28,
(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004	2002

Service cost	$19	$9	$—	$—
Interest cost	77	38	122	104
Amortization of prior service cost	—	(15)	(6)	(80)
Recognized net actuarial loss (gain)	—	1	(261)	—

Net periodic benefit cost (income)	$96	$33	$(145)	$24

Weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consists of:

			Other Postretirement
			Benefits
	Pension Plans
			January 1,	January 3,
Weighted Average Assumptions as of the End of Year	January 1, 2005	January 3, 2004	2005	2004

Discount rate	2.19% - 6.07%	2.19% - 6.50%	6.50%	6.50%
Expected return on plan assets	6.00% - 8.00%	6.00% - 8.00%	N/A	N/A
Rate of compensation increase	2.00% - 4.00%	2.00% - 4.00%	N/A	N/A
Increase in pension payments	2.00%	2.00%	N/A	N/A
Weighted average discount rate	5.07%	4.92%	N/A	N/A

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate for the medical plan) is 10% for 2004, and is assumed to trend down to 6% by 2008 and thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported.

Polypore, Inc.
Notes to consolidated financial statements (continued)

11.	Employee Benefit Plans (continued)
The Company’s pension plan assets are related to its foreign pension plans. The assets are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. The Company’s expected return on plan assets is based on historical market data for each asset class.
The assets in the principal foreign pension plan are diversified across equity and fixed income investments. The investment portfolio has target allocations of approximately 28% equity and 72% fixed income.
A one-percentage-point change in the health care trend rates would have the following effects:

	1%	1%
(in thousands)	Increase	Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	$8	$(8)

The estimated future benefit payments expected to be paid for each of the next five years and the sum of payments expected for the next five years thereafter are:

		Other
		Postretirement
(in thousands)	Pension Plans	Benefits

2005	$2,544	$192
2006	2,788	207
2007	3,158	152
2008	3,377	119
2009	3,370	95
2010-2014	22,931	512

The Company sponsors a 401(k) plan for U.S. salaried employees. Salaried employees are eligible to participate in the plan on January 1, April 1, July 1 or October 1 after their date of employment. Under the plan, employer contributions are defined as 5% of a participant’s base salary plus a matching of employee contributions allowing for a maximum matching contribution of 3% of a participant’s earnings. The cost of the plan recognized as expense was $769,000 for the period from May 2, 2004 through January 1, 2005, $382,000 for the period from January 4, 2004 through May 1, 2004, $1,647,000 in 2003 and $1,536,000 in 2002.
In accordance with collective bargaining agreements, the Company sponsors a 401(k) plan for U.S. hourly employees subject to such agreements. Depending on the applicable collective bargaining agreement, employer basic contributions are defined as 2% or 3.25% of a participant’s base earnings plus a matching of employee contributions allowing for a maximum matching contribution of 2.25% or 2.5% of a participant’s earnings. The Company also makes a separate contribution for employees hired prior to January 1, 2000 and who are not eligible for the postretirement benefit plan. The cost of the plan recognized as expense was $360,000 for the period from May 2, 2004 through January 1, 2005, $156,000 for the period from January 4, 2004 through May 1, 2004, $535,000 in 2003 and $439,000 in 2002.
Post Employment Benefits
The Company provides post employment benefits at its German subsidiary under the Altersteilzeitgesetz (“ATZ”) 1996 Act. The ATZ program allows older workers to stop working before they reach retirement age and receive a reduced salary and certain benefits until they reach retirement age. The Company accounts for benefits provided under the ATZ program in accordance with FASB Statement No. 112, Employers’ Accounting for Post Employment Benefits (“FAS 112”).

Polypore, Inc.
Notes to consolidated financial statements (continued)

12.	Segment Information
The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: Energy Storage and Separations Media. The Energy Storage segment produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets, including lithium, industrial and transportation applications. The Separations Media segment produces and markets membranes used as the high technology filtration element in various medical and industrial applications.
The Company evaluates the performance of segments and allocates resources to segments based on operating income before interest, income taxes, depreciation and amortization. In addition, we evaluate business segment performance before business restructuring charges and the impact of non-recurring costs, such as the purchase accounting adjustments related to the write-off of in process research and development costs and the impact of the revaluation of inventory. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Financial information relating to the reportable operating segments is presented below:

	Post-
	Transactions	Pre-Transactions

	May 2, 2004	January 4, 2004		Year ended
	through	through	Year ended	December 28,
(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004	2002

Net sales to external customers:
Energy storage	$213,411	$119,436	$295,256	$235,776
Separations media	97,678	59,837	145,820	109,656

Total net sales to external customers	$311,089	$179,273	$441,076	$345,432

Operating income:
Energy storage	$42,148	$35,146	$64,490	$37,967
Separations media	15,794	10,580	21,271	15,216

Segment operating income	57,942	45,726	85,761	53,183
Business restructuring	(15,687)	—	—	—
In-process research and development	(5,250)	—	—	—
Inventory purchase accounting	(19,007)	—	—	—

Total operating income	17,998	45,726	85,761	53,183
Reconciling items:
Interest expense	37,831	6,048	21,521	20,862
Other	1,751	(840)	146	4,087

Total consolidated income (loss) before income taxes	$(21,584)	$40,518	$64,094	$28,234

Depreciation and amortization:
Energy storage	$19,223	$7,208	$18,616	$16,869
Separations media	14,514	8,009	20,077	13,898

Total depreciation and amortization	$33,737	$15,217	$38,693	$30,767

Capital expenditures:
Energy storage	$6,255	$3,289	$14,434	$11,506
Separations media	3,627	2,208	19,363	17,279

Total capital expenditures	$9,882	$5,497	$33,797	$28,785

Polypore, Inc.
Notes to consolidated financial statements (continued)

12.	Segment Information (continued)

(in thousands)	January 1, 2005	January 3, 2004

Assets:
Energy storage	$895,733	$343,503
Separations media	536,576	371,662
Corporate assets	31,657	15,477

Total assets	$1,463,966	$730,642

Information regarding geographic areas is as follows:

	Post-
	Transactions	Pre-Transactions

	May 2, 2004	January 4, 2004		Year ended
	through	through	Year ended	December 28,
(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004	2002

Net sales to unaffiliated customers:
United States	$125,134	$76,230	$181,655	$146,303
Germany	94,465	59,972	145,820	107,911
France	40,734	18,959	53,402	47,044
Italy	24,664	12,852	30,918	27,137
Other	26,092	11,260	29,281	17,037

Total	$311,089	$179,273	$441,076	$345,432

Net sales by geographic location are based on the country from which the product is shipped.

(in thousands)	January 1, 2005	January 3, 2004

Long-lived assets:
United States	$893,149	$146,295
Germany	234,192	288,655
France	24,018	20,211
Italy	34,901	33,530
Other	35,190	41,846

Total	$1,221,450	$530,537

Polypore, Inc.
Notes to consolidated financial statements (continued)

13.	Redeemable Preferred Stock
Redeemable preferred stock activity during 2004, 2003 and 2002 consists of the following:

	Post-
	Transactions	Pre-Transactions

	May 2, 2004	January 4, 2004		Year ended
	through	through	Year ended	December 28,
(in thousands)	January 1, 2005	May 1, 2004	January 3, 2004	2002

Balance at beginning of period	$16,645	$16,221	$14,961	$46,789
Redemption of redeemable preferred stock	(16,645)	—	—	(20,000)
Dividends earned	—	424	1,260	1,735
Dividends paid	—	—	—	(13,563)

Balance at end of period	$—	$16,645	$16,221	$14,961

As discussed in Note 1, on May 13, 2004, a change in ownership occurred requiring the Company to redeem all outstanding shares of Preferred Stock. At the date of the Transactions, 14,000 shares of Class A Preferred Stock were outstanding and were redeemed for $14,000,000 (the stated liquidation value of $1,000 per share) plus cumulative dividends payable of $2,645,000.
In connection with the Tranche C Term Loan obtained on February 28, 2002, the Company redeemed the Class C Preferred Stock for $20,000,000 plus a redemption premium of $2,600,000. In addition, the Company paid outstanding dividends on all classes of redeemable preferred stock of approximately $13,563,000 on February 28, 2002.

14.	Other Comprehensive Income (Loss)
At January 1, 2005, the ending accumulated balance in other comprehensive income (loss) consisted of foreign currency translation adjustments of $696,000. At January 3, 2004, ending accumulated balances in other comprehensive income (loss) consisted of foreign currency translation adjustments of $63,857,000 and additional minimum pension liability of $(339,000). At December 28, 2002, the ending accumulated balance in other comprehensive income (loss) consisted of foreign currency translation adjustments of $15,399,000.

15.	Quarterly Results of Operations (Unaudited)

	Pre-Transactions		Post-Transactions

		April 3, 2004	May 2, 2004
	First	through	through	Third	Fourth
(in thousands)	Quarter	May 1, 2004	July 3, 2004	Quarter	Quarter

Fiscal year ended January 1, 2005
Net sales	$140,120	$39,153	$88,729	$117,496	$104,864
Gross profit	53,859	15,248	30,579	25,663	28,929
Net income (loss)	20,738	6,095	2,641	(12,203)	(5,308)

During the period from May 2, 2004 through July 3, 2004, the Company incurred non-recurring costs of $5,250,000 for the write-off of in-process research and development costs and $8,490,000 for the sale of inventory that was revalued in connection with the application of purchase accounting for the Transactions. These adjustments, net of applicable income taxes, resulted in a decrease in net income for the period of $10,936,000.

Polypore, Inc.
Notes to consolidated financial statements (continued)

15.	Quarterly Results of Operations (Unaudited) (continued)
During the third quarter of 2004, the Company incurred non-recurring costs of $10,517,000 for the sale of inventory that was revalued in connection with the application of purchase accounting for the Transactions and $15,687,000 for the business restructuring. These adjustments, net of applicable income taxes, resulted in a decrease in net income for the quarter of $15,466,000.
During the fourth quarter of 2004, the purchase price allocation for property, plant and equipment and intangibles was finalized and preliminary estimates of the fair value were adjusted. As a result, the Company recorded increased depreciation and amortization of $3,122,000. This adjustment, net of applicable income taxes, resulted in a decrease in fourth quarter net income of $2,151,000. Quarterly results for the previous quarters of 2004 were not restated to reflect this adjustment.

	Pre-Transactions

	First	Second	Third	Fourth
(in thousands)	Quarter	Quarter	Quarter	Quarter

Fiscal year ended January 3, 2004
Net sales	$102,502	$107,516	$108,996	$122,062
Gross profit	34,166	36,967	37,155	47,157
Net income	8,529	7,858	11,313	17,613

The Company’s 2003 effective tax rate was reduced for events that occurred in the fourth quarter, resulting in an increase in fourth quarter net income of approximately $4,937,000. The 2003 effective tax rate was favorably impacted in the fourth quarter by refunds generated from amending federal and certain state income tax returns, completion of necessary documentation to claim certain tax credits, increased export sales which generated additional exclusions from taxable income and a reduction in the Italian statutory tax rate. Quarterly results for the previous quarters of 2003 were not restated to reflect this adjustment.

16.	Related Party Transactions
In connection with the Transactions, the Company made payments of $250,000 on behalf of a shareholder of the Parent. Subsequent to the Transactions, the Company made payments of $223,000 on behalf of its Parent. The Company collected these amounts during 2004.
In 2002, the Company’s German subsidiary made an equity investment in a German patent and trademark legal firm. The investment represents 25% ownership of the firm and is accounted for by the equity method of accounting. The Company’s equity investment account balance was $154,000 and $108,000 at January 1, 2005 and January 3, 2004, respectively. Charges from the affiliate for work performed were $474,000 for the period from May 2, 2004 through January 1, 2005, $523,000 for the period from January 4, 2004 through May 1, 2004, $756,000 in 2003 and $699,000 in 2002. The Company has amounts due to the affiliate of approximately $357,000 and $262,000 at January 1, 2005 and January 3, 2004, respectively.
The Company’s corporate headquarters were housed in space leased by a former shareholder of the Company from an affiliate of the former shareholder. A portion of the lease payments and other expenses, primarily insurance and allocated other direct costs, were charged to the Company. Charges from the affiliate were $165,000 for the period from January 4, 2004 through May 1, 2004, $2,267,000 in 2003 and $1,864,000 in 2002. Subsequent to the Transactions, the Company entered into a transition services agreement with the affiliate of the former shareholder that expires in April 2005. For the period from May 2, 2004 through January 1, 2005, charges from the former affiliate under the transition services agreement were $477,000. At January 3, 2004, the Company had amounts due from the affiliate of approximately $5,212,000. The amounts due from the affiliate were paid to the Company in connection with the Transactions described in Note 1.

Polypore, Inc.
Notes to consolidated financial statements (continued)

17.	Environmental Matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable.
In connection with the Transactions, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Subsequent to the Transactions, additional environmental studies were performed and an initial estimate of the liability of $1,392,000 was recorded in the allocation of purchase price. The Company has reported the matter to the proper authorities and the initial remediation plan is currently under review. The Company anticipates that expenditures will be made over the next seven to ten years.
In connection with the acquisition of Membrana in 2002, the Company recorded a reserve for environmental obligations that was finalized in 2003. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The Company anticipates that expenditures will be made over the next seven to ten years. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition.
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. Claims indemnified through the Akzo agreement are subject to an aggregate 2,000,000 Euro deductible ($2,724,000 U.S. dollars at January 1, 2005). In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At January 1, 2005, amounts receivable under the indemnification agreement were $20,431,000.

18.	Business Restructuring
In connection with continued efforts to manage costs and in response to the decision of a customer to outsource its dialyzer production, the Company is implementing a number of cost reduction measures relating to the Separations Media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs. As a first step in these cost reduction efforts, on September 3, 2004, the Company announced a layoff of approximately 200 employees at its Wuppertal, Germany facility. During the year ended January 1, 2005, a charge of $13,899,000 was recorded as an estimate of the costs associated with the layoff. The Company expects to make most of the payments and realize a portion of the cost savings related to the layoffs during fiscal 2005. In connection with a customer’s outsourcing of its dialyzer production, the Company also recorded a charge for raw materials, a portion of which the Company is

Polypore, Inc.
Notes to consolidated financial statements (continued)

18.	Business Restructuring (continued)
obligated to purchase under an existing purchase commitment, of $1,788,000 in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of our research and development operations, the Company expects to record a charge to earnings in the third quarter of 2005. The Company does not expect to record any impairment to long-lived assets in connection with the relocation. At January 1, 2005, the current portion of the reserve for business restructuring costs is included in accrued liabilities and the non-current portion is included in other non-current liabilities.
The restructuring reserve is comprised of the following:

				Foreign	Balance at
	Restructuring	Non-Cash	Cash	Currency	January 1,
(in thousands)	Charges	Charges	Payments	Translation	2005

Severance and benefit costs	$13,899	$—	$(389)	$1,434	$14,944
Raw materials	1,788	(651)	—	119	1,256

Balance at January 1, 2005	$15,687	$(651)	$(389)	$1,553	$16,200

The Company expects to make payments against the restructuring reserve of approximately $14,502,000 in 2005, with the remaining payments to be made for employee layoffs in 2006, 2007 and 2008.

19.	Financial Statements of Guarantors
As described in Note 1, on May 13, 2004, the Company and its stockholders consummated a stock purchase agreement with PP Acquisition, pursuant to which PP Acquisition purchased all the outstanding shares of the Company’s capital stock. In connection with the acquisition, the Company obtained borrowings under a new senior secured credit facility and through the issuance of senior subordinated notes, the proceeds of which were used to purchase the Company’s capital stock and repay existing indebtedness under the credit agreement. Payment of the Notes is unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s wholly owned subsidiaries (“Guarantors”). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.
The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Polypore, Inc.
Notes to consolidated financial statements (continued)

19.	Financial Statements of Guarantors (continued)
Condensed consolidating balance sheet
As of January 1, 2005

		Combined
	Combined	Non-		Reclassifications
	Guarantor	Guarantor	The	and
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Assets
Cash and cash equivalents	$2,263	$20,244	$9,177	$—	$31,684
Accounts receivable, net	37,237	69,059	—	—	106,296
Inventories	19,265	42,524	—	—	61,789
Other	1,561	9,985	9,934	—	21,480

Total current assets	60,326	141,812	19,111	—	221,249
Due from affiliates	178,805	253,225	300,797	(732,827)	—
Investment in subsidiaries	172,531	206,645	247,400	(626,576)	—
Property, plant and equipment, net	113,048	328,302	—	—	441,350
Other	879	20,470	780,018	—	801,367

Total assets	$525,589	$950,454	$1,347,326	$(1,359,403)	$1,463,966

Liabilities and shareholders’ equity
Accounts payable, accrued liabilities and other	$8,857	$54,561	$7,627	$—	$71,045
Current portion of debt	97	2,163	25,000	—	27,260
Current portion of capital lease obligation	1,272	—	—	—	1,272

Total current liabilities	10,266	56,724	32,627	—	99,577
Due to affiliates	306,530	281,718	144,579	(732,827)	—
Debt, less current portion	—	3,683	821,256	—	824,939
Capital lease obligations, less current portion	7,344	—	—	—	7,344
Pension and postretirement benefits	2,231	46,421	—	—	48,652
Post employment benefits	—	10,119	—	—	10,119
Environmental reserve, less current portion	—	24,394	—	—	24,394
Deferred income taxes and other	3,359	71,073	67,167	—	141,599
Shareholders’ equity	195,899	456,322	281,697	(626,576)	307,342

Total liabilities and shareholders’ equity	$525,589	$950,454	$1,347,326	$(1,359,403)	$1,463,966

Polypore, Inc.
Notes to consolidated financial statements (continued)

19.	Financial Statements of Guarantors (continued)
Condensed consolidating balance sheet
As of January 3, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Assets
Cash and cash equivalents	$1,531	$13,762	$4,770	$—	$20,063
Accounts receivable, net	36,826	52,645	—	—	89,471
Inventories	16,586	44,355	—	—	60,941
Other	1,355	4,594	5,514	—	11,463

Total current assets	56,298	115,356	10,284	—	181,938
Due from affiliates	125,042	231,007	317,246	(673,295)	—
Investment in subsidiaries	171,890	225,627	248,512	(646,029)	—
Property, plant and equipment, net	105,565	375,037	—	—	480,602
Other	35,974	26,693	5,435	—	68,102

Total assets	$494,769	$973,720	$581,477	$(1,319,324)	$730,642

Liabilities and shareholders’ equity
Revolving credit obligations	$—	$10,000	$—	$—	$10,000
Accounts payable, accrued liabilities and other	10,797	47,445	9,137	—	67,379
Current portion of debt	16	7,015	16,578	—	23,609

Total current liabilities	10,813	64,460	25,715	—	100,988
Due to affiliates	324,035	260,933	88,327	(673,295)	—
Debt, less current portion	78	5,267	245,174	—	250,519
Pension and postretirement benefits	1,648	35,561	—	—	37,209
Post employment benefits	—	13,808	—	—	13,808
Environmental reserve, less current portion	—	22,661	—	—	22,661
Deferred income taxes and other	1,325	81,871	16,283	—	99,479
Redeemable preferred stock	—	—	16,221	—	16,221
Shareholders’ equity	156,870	489,159	189,757	(646,029)	189,757

Total liabilities and shareholders’ equity	$494,769	$973,720	$581,477	$(1,319,324)	$730,642

Polypore, Inc.
Notes to consolidated financial statements (continued)

19.	Financial Statements of Guarantors (continued)
Condensed consolidating statement of operations
For the period May 2, 2004 through January 1, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$125,082	$186,007	$—	$—	$311,089
Cost of goods sold	79,640	146,278	—	—	225,918

Gross profit	45,442	39,729	—	—	85,171
Selling, general and administrative expenses	29,201	18,823	—	—	48,024
Business restructuring	—	13,899	—	—	13,899
In process research and development	5,250	—	—	—	5,250

Operating income	10,991	7,007	—	—	17,998
Other (income) expense, net	(1,832)	4,516	36,898	—	39,582
Equity in loss of subsidiaries	—	—	1,855	(1,855)	—

Income (loss) before income taxes	12,823	2,491	(38,753)	1,855	(21,584)
Income taxes	17,016	153	(23,883)	—	(6,714)

Net income (loss) applicable to common stock	$(4,193)	$2,338	$(14,870)	$1,855	$(14,870)

Condensed consolidating statement of operations
For the period January 4, 2004 through May 1, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$76,282	$102,991	$—	$—	$179,273
Cost of goods sold	34,796	75,370	—	—	110,166

Gross profit	41,486	27,621	—	—	69,107
Selling, general and administrative expenses	13,105	11,790	—	—	24,895
Other	—	(1,514)			(1,514)

Operating income	28,381	17,345	—	—	45,726
Other (income) expense, net	(367)	971	4,604	—	5,208
Equity in earnings of subsidiaries	—	—	(30,056)	30,056	—

Income before income taxes	28,748	16,374	25,452	(30,056)	40,518
Income taxes	9,775	5,291	(1,381)	—	13,685

Net income	18,973	11,083	26,833	(30,056)	26,833
Redeemable preferred stock dividends	—	—	(424)	—	(424)

Net income applicable to common stock	$18,973	$11,083	$26,409	$(30,056)	$26,409

Polypore, Inc.
Notes to consolidated financial statements (continued)

19.	Financial Statements of Guarantors (continued)
Condensed consolidating statement of operations
For the year ended January 3, 2004

	Combined	Combined
	Guarantor	Non-Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$181,655	$259,421	$—	$—	$441,076
Cost of goods sold	97,306	188,325	—	—	285,631

Gross profit	84,349	71,096	—	—	155,445
Selling, general and administrative expenses	38,028	31,656	—	—	69,684

Operating income	46,321	39,440	—	—	85,761
Other (income) expense, net	(158)	3,441	18,384	—	21,667
Equity in earnings of subsidiaries	—	—	(50,467)	50,467	—

Income before income taxes	46,479	35,999	32,083	(50,467)	64,094
Income taxes	21,036	10,975	(13,230)	—	18,781

Net income	25,443	25,024	45,313	(50,467)	45,313
Redeemable preferred stock dividends	—	—	(1,260)	—	(1,260)
Redemption premium on Class C preferred stock	—	—	—	—	—

Net income applicable to common stock	$25,443	$25,024	$44,053	$(50,467)	$44,053

Polypore, Inc.
Notes to consolidated financial statements (continued)

19.	Financial Statements of Guarantors (continued)
Condensed consolidating statement of operations
For the year ended December 28, 2002

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$146,304	$199,128	$—	$—	$345,432
Cost of goods sold	90,994	152,389	—	—	243,383

Gross profit	55,310	46,739	—	—	102,049
Selling, general and administrative expenses	29,428	19,438	—	—	48,866

Operating income	25,882	27,301	—	—	53,183
Other (income) expense, net	11,334	5,071	8,544	—	24,949
Equity in earnings of subsidiaries	—	—	(24,711)	24,711	—

Income before income taxes	14,548	22,230	16,167	(24,711)	28,234
Income taxes	5,546	6,521	(679)	—	11,388

Net income	9,002	15,709	16,846	(24,711)	16,846
Redeemable preferred stock dividends	—	—	(1,735)	—	(1,735)
Redemption premium on Class C preferred stock	—	—	(2,600)	—	(2,600)

Net income applicable to common stock	$9,002	$15,709	$12,511	$(24,711)	$12,511

Polypore, Inc.
Notes to consolidated financial statements (continued)

19.	Financial Statements of Guarantors (continued)
Condensed consolidating statement of cash flows
For the period May 2, 2004 through January 1, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$16,723	$5,225	$—	$119	$22,067
Investing activities:
Purchases of property, plant and equipment	(4,427)	(5,455)	—	—	(9,882)
Proceeds from sale of property, plant and equipment	—	62	—	—	62

Net cash used in investing activities	(4,427)	(5,393)	—	—	(9,820)
Financing activities:
Proceeds from debt	—	1,457	819,335	—	820,792
Principal payments on debt	(1,244)	(808)	(262,972)	—	(265,024)
Borrowings on the revolving credit agreement	—	—	1,500	—	1,500
Payments on the revolving credit agreement	—	—	(11,500)	—	(11,500)
Loan acquisition costs	—	—	(20,015)	—	(20,015)
Payments made in connection with change in ownership	—	—	(867,369)	—	(867,369)
Proceeds from equity investment	—	—	321,516	—	321,516
Payment of dividends	4,140	(4,140)	—	—	—
Intercompany Transactions, net	(20,711)	(3,736)	24,566	(119)	—

Net cash provided by (used) in financing activities	(17,815)	(7,227)	5,061	(119)	(20,100)
Effect of exchange rate changes on cash and cash equivalents	20	3,645	—	—	3,665

Net increase (decrease) in cash and cash equivalents	(5,499)	(3,750)	5,061	—	(4,188)
Cash and cash equivalents at beginning of period	7,673	24,084	4,115	—	35,872

Cash and cash equivalents at end of period	$2,174	$20,334	$9,176	$—	$31,684

Polypore, Inc.
Notes to consolidated financial statements (continued)

19.	Financial Statements of Guarantors (continued)
Condensed consolidating statement of cash flows
For the period January 4, 2004 through May 1, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$14,891	$16,640	$—	$(2,620)	$28,911
Investing activities:
Purchases of property, plant and equipment	(2,958)	(2,539)	—	—	(5,497)
Proceeds from sale of property, plant and equipment	—	1,923	—	—	1,923

Net cash used in investing activities	(2,958)	(616)	—	—	(3,574)
Financing activities:
Proceeds from debt	—	610	—	—	610
Principal payments on debt	—	(3,778)	(4,145)	—	(7,923)
Loan acquisition costs	—	—	(59)	—	(59)
Intercompany Transactions, nets	(6,028)	(141)	3,549	2,620	—

Net cash used in financing activities	(6,028)	(3,309)	(655)	2,620	(7,372)
Effect of exchange rate changes on cash and cash equivalents	237	(2,393)	—	—	(2,156)

Net increase (decrease) in cash and cash equivalents	6,142	10,322	(655)	—	15,809
Cash and cash equivalents at beginning of period	1,531	13,762	4,770	—	20,063

Cash and cash equivalents at end of period	$7,673	$24,084	$4,115	$—	$35,872

Polypore, Inc.
Notes to consolidated financial statements (continued)

19.	Financial Statements of Guarantors (continued)
Condensed consolidating statement of cash flows
For the year ended January 3, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$32,066	$28,849	$—	$(4,444)	$56,471
Investing activities Purchase of property, plant and equipment	(10,988)	(22,809)	—	—	(33,797)

Net cash used in investing activities	(10,988)	(22,809)	—	—	(33,797)
Financing activities Proceeds from debt	—	1,738	—	—	1,738
Principal payments on debt	—	(3,312)	(36,444)	—	(39,756)
Borrowings on revolving credit agreement	—	10,000	5,500	—	15,500
Payments on revolving credit agreement	—	—	(5,500)	—	(5,500)
Loan acquisition costs	—	(3)	(308)	—	(311)
Intercompany Transactions, net	(23,255)	(14,269)	33,080	4,444	—

Net cash provided by (used in) financing activities	(23,255)	(5,846)	(3,672)	4,444	(28,329)
Effect of exchange rate changes on cash and cash equivalents	—	1,112	—	—	1,112

Net decrease in cash and cash equivalents	(2,177)	1,306	(3,672)	—	(4,543)
Cash and cash equivalents at beginning of period	3,708	12,456	8,442	—	24,606

Cash and cash equivalents at end of period	$1,531	$13,762	$4,770	$—	$20,063

Polypore, Inc.
Notes to consolidated financial statements (continued)

19.	Financial Statements of Guarantors (continued)
Condensed consolidating statement of cash flows
For the year ended December 28, 2002

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$32,313	$43,089	$—	$8,068	$83,470
Investing activities:
Purchase of property, plant and equipment	(8,900)	(19,602)	(283)	—	(28,785)
Acquisitions, net of cash acquired	—	(112,624)	—	—	(112,624)

Net cash used in investing activities	(8,900)	(132,226)	(283)	—	(141,409)
Financing activities:
Proceeds from debt	—	1,213	160,683	—	161,896
Principal payments on debt	—	(4,353)	(14,190)	—	(18,543)
Borrowings on revolving credit agreement	—	—	1,500	—	1,500
Payments on the revolving credit agreement	—	—	(21,500)	—	(21,500)
Loan acquisition costs	—	—	(4,139)	—	(4,139)
Redemption of redeemable preferred stock	—	—	(22,600)	—	(22,600)
Payments of dividends	—	—	(13,563)	—	(13,563)
Intercompany Transactions, net	(28,932)	114,466	(77,466)	(8,068)	—

Net cash provided by (used in) financing activities	(28,932)	111,326	8,725	(8,068)	83,051
Effect of exchange rate changes on cash and cash equivalents	—	(14,046)	—	—	(14,046)

Net decrease in cash and cash equivalents	(5,519)	8,143	8,442	—	11,066
Cash and cash equivalents at beginning of period	9,227	4,313	—	—	13,540

Cash and cash equivalents at end of period	$3,708	$12,456	$8,442	$—	$24,606

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
As of January 1, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of January 1, 2005, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
During the Company’s fourth fiscal quarter of 2004, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.     Other Information
Not applicable.

Part III

Item 10.	Directors and Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers and directors:

Name	Age	Position

Frank Nasisi	65	President, Chief Executive Officer and Director
Lynn Amos	39	Chief Financial Officer, Treasurer and Secretary
Stefan Geyler	48	Vice President & General Manager, Membrana GmbH
Brad Reed	46	Vice President & General Manager, Celgard LLC
Pierre Hauswald	51	Vice President & General Manager, Daramic LLC
David A. Barr	40	Director
Michael Graff	52	Chairman of the Board of Directors
Kevin Kruse	34	Director

Frank Nasisi became our President, Chief Executive Officer and a director effective upon the closing of the Transactions. From 1999 to the closing of the Transactions, Mr. Nasisi served as our Chief Operating Officer. From 1994 to 1999, Mr. Nasisi served as Vice President and General Manager. Prior to the acquisition of the Daramic® business in 1994, Mr. Nasisi held various positions with our predecessor subsidiary company including Worldwide Manufacturing Director. Mr. Nasisi has worked for us and our predecessor subsidiary company for the past 20 years. Mr. Nasisi served on the board of directors of Battery Council International, the worldwide trade group for battery suppliers. Mr. Nasisi holds a Degree in Mechanical and Civil Engineering from the Universita Messina (Messina, Italy).
Lynn Amos has served as our Chief Financial Officer since February 2002. Prior to his current role, Mr. Amos served as Director of Corporate Development and Corporate Controller at The InterTech Group since joining us in 1998. In these roles, Mr. Amos was directly involved in our financial and acquisition activities. Prior to joining The InterTech Group, Mr. Amos worked in a variety of financial roles at Umbro International, Reeves Industries, Inc. and Price Waterhouse. Mr. Amos holds a B.S. Degree from Western Carolina University and is a Certified Public Accountant.
Stefan Geyler has served as General Manager of Membrana GmbH since September 2002. Mr. Geyler has held various roles since joining Membrana GmbH in 1990, which include Area Sales Manager, Sales and Marketing Manager, Head of Sub-Business Unit Dialysis, and Vice President of Operations. Mr. Geyler graduated from the University of Mainz (Mainz, Germany).
Brad Reed has served as Vice President/ General Manager of Celgard, LLC since March 2000 where he has global business responsibility for Celgard, LLC. Prior to March 2000, he held several management positions of increasing responsibility in the Liqui-Cel® Membrane Contactor and CELGARD® Hollow Fiber product line areas. Mr. Reed has worked in the business currently known as Celgard, LLC since 1988 after working for both Dow Chemical and Lithium Corporation. Mr. Reed holds a B.S. Degree in Chemical Engineering from Clemson University.
Pierre Hauswald has served as Vice President & General Manager of Daramic, LLC since June 2004. Since joining Daramic, LLC in 1981, he has held several management positions of increasing responsibility, which included Quality Control Manager, Site Manager, Worldwide Manufacturing Manager and Vice President of Manufacturing and Engineering. Mr. Hauswald graduated from the Institut National des Sciences Appliques in Lyon as a Diplomed Engineer in Chemistry and Macro-molecules.
David A. Barr became a director in connection with the closing of the Transactions. Mr. Barr has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 2001. Prior to joining Warburg Pincus LLC, Mr. Barr was a managing director at Butler Capital where he focused on industrial leveraged buyout transactions for more than ten years. Mr. Barr is a director of TransDigm Holding Company, TransDigm Inc. and Eagle Family Foods, Inc. and Wellman, Inc. He holds a B.A. Degree in Economics from Wesleyan University and an MBA from Harvard Business School.
Michael Graff became Chairman of our board of directors in connection with the closing of the Transactions. Mr. Graff has served as a managing director of Warburg Pincus LLC since October 2003 and has served as an advisor to Warburg Pincus LLC since July 2002. Prior to working with Warburg Pincus LLC, Mr. Graff spent six years with Bombardier, first as President of Business Aircraft and later as President and Chief Operating Officer of Bombardier Aerospace Group. Prior to joining Bombardier, Mr. Graff spent 15 years with McKinsey & Company, Inc., a management consulting firm, as a partner in the New York, London, and Pittsburgh offices. Mr. Graff is a director of TransDigm Holding Company and TransDigm Inc. Mr. Graff received an A.B. Degree in economics from Harvard College and an M.S. in Management from M.I.T.
Kevin Kruse became a director in connection with the closing of the Transactions. Mr. Kruse has been a Vice President of Warburg Pincus LLC since January 2003 and has been employed by Warburg Pincus LLC since February 2002. Prior to joining Warburg Pincus LLC, Mr. Kruse was employed by AEA Investors Inc. where he focused on private equity opportunities in industrial and consumer products companies. Before that, he was employed by Bain & Co., a management consulting firm. Mr. Kruse is a director of Knoll, Inc., TransDigm Holding Company and TransDigm Inc. Mr. Kruse received an A.B. Degree in Government from Dartmouth College.
Term of executive officers and directors
Directors are elected at each annual meeting of our stockholders and . We are wholly owned by Polypore International. Executive officers are appointed by the board of directors and serve at the discretion of the board of directors.
Code of Ethics
We are currently developing a code of ethics that is expected to be finalized and adopted by our Board of Directors during 2005.
Board composition
According to a stockholders’ agreement among Polypore International and its stockholders (see “Certain Relationships and Related Transactions” below), Warburg Pincus has the right to have certain individuals designated by it on our board of directors until Polypore International completes an initial public offering of its common stock in accordance with the rules promulgated by the SEC. Currently, Warburg Pincus has designated David Barr, Michael Graff and Kevin Kruse. See “Certain Relationships and Related Transactions” for more information about this stockholders’ agreement. Mr. Barr and Mr. Graff are currently managing directors of Warburg Pincus LLC and Mr. Barr is a partner of Warburg Pincus & Co., which is an affiliate of Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus International Partners, L.P., the principal stockholders of Polypore International. Mr. Kruse is currently a Vice President of Warburg Pincus LLC.
Board committees
Our board of directors has an audit committee and a compensation committee.
Audit committee
The audit committee of our board of directors will appoint, determine the compensation for and supervise our independent auditors, review our internal accounting procedures, systems of internal controls and financial statements, review and approve the services provided by our internal and independent auditors, including the results and scope of their audit, and resolve disagreements between management and our independent auditors. Currently, the audit committee consists of Messrs. Graff and Barr. Our board of directors has reviewed the qualifications and backgrounds of the members of the audit committee and determined that, although no one member of the audit committee is an “audit committee financial expert” within the meaning of the Rules under the Securities Exchange Act of 1934, the combined qualifications and experience of the members of the audit committee give the committee collectively the financial expertise necessary to discharge its responsibilities.
Compensation committee
The compensation committee of our board of directors will review and recommend to the board of directors the compensation and benefits of all of our executive officers, administer our equity incentive plans and establish and review general policies relating to compensation and benefits of our employees. Currently, the compensation committee consists of Messrs. Graff and Barr.

Item 11.	Executive Compensation
Compensation Committee Report
The Company’s executive compensation program is intended to provide a competitive compensation package to attract and retain qualified executive officers with leadership skills and other key competencies required to shape the Company’s future, as well as reward exceptional performance that contributes to the Company’s business strategy.
The following is an explanation of the Company’s executive officer compensation program in effect for fiscal 2004.
2004 Executive Officer Compensation Program
The 2004 executive officer compensation program of the Company had two primary components: (i) base salary, and (ii) short-term incentives under the Company’s executive bonus plan. In addition, certain executive officers are eligible to receive grants of stock options and other equity compensation from our parent company, Polypore International, Inc., under its 2004 Stock Option Plan and 2004 Stock Incentive Plan. Executive officers, including the Chief Executive Officer, were also eligible in fiscal 2004 to participate in various benefit plans similar to those provided to other employees of the Company. The benefit plans are intended to provide a safety net of coverage for various events, such as death, disability and retirement.
Base salaries were generally established on the basis of non-quantitative factors such as positions of responsibility and authority, past experience, comparable market data and annual performance evaluations. They were targeted to be competitive principally in relation to similar positions in comparable companies.
The Company’s executive bonus plan established a potential bonus pool for the payment of mid-year and year-end bonuses to Company executive officers and other key personnel based on fiscal 2004 performance and operating results. In evaluating Company and individual performance, the Compensation Committee considered many relevant factors, including revenue growth, EBITDA, its assessment of management’s performance given prevailing market conditions, and individual evaluations by each executive officer’s superior. In addition, Mr. Amos, Mr. Geyler and Mr. Reed received a one-time bonus in connection with the closing of the Transactions in the amounts of $465,000, $235,000 and $235,000, respectively.
Awards of stock options under the Polypore International, Inc. 2004 Stock Option Plan and the Polypore International, Inc. Stock Incentive Plan are based on a number of factors in the discretion of Polypore International, Inc.’s Compensation Committee, including various subjective factors primarily relating to the responsibilities of the individual officers for, and contribution to, the Company’s operating results and their expected future contributions. For details concerning the grant of Polypore International, Inc. stock options to the named executive officers, see “Executive Compensation — Option Grants in 2004” and “Executive Compensation — Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values.”

Chief Executive Officer Compensation
Current compensation for Mr. Frank Nasisi, our Chief Executive Officer, is the result of negotiations between Mr. Nasisi and the Company in connection with the Transactions in May 2004, the material terms of which are reflected in a binding term sheet. Under the term sheet, Mr. Nasisi’s base salary is set at $435,000 per year for his initial term of employment, which extends through the second anniversary of the closing of the Transactions, subject to automatic renewal of one additional year unless either the Company or Mr. Nasisi elects not to renew the term. Mr. Nasisi is also eligible to receive discretionary bonuses under the executive bonus plan described above. Mr. Nasisi received $609,000 in bonuses under the executive bonus plan for fiscal 2004. In addition, Mr. Nasisi received a one-time bonus in connection with the closing of the Transactions in the amount of $465,000.
Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to named executive officers. The Committee currently believes that, generally, the Company should be able to continue to manage its executive compensation program to preserve federal income tax deductions. However, the Compensation Committee also must approach executive compensation in a manner which will attract, motivate and retain key personnel whose performance increases the value of the Company. Accordingly, the Compensation Committee may, from time to time, exercise its discretion to award compensation that may not be deductible under Section 162(m) when, in its judgment, such award would be in the interests of the Company.

Compensation Committee

Michael Graff — Chairman
David A. Barr

Summary Compensation Table
The following table sets forth the aggregate compensation paid or accrued by us for services rendered during fiscal 2004, fiscal 2003 and fiscal 2002 to our Chief Executive Officer and each of our executive officers, who we refer to collectively as the “named executive officers.”

		Annual Compensation

				Other Annual	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Compensation(2)

Frank Nasisi	2004	$404,600	$609,000	$5,875	$481,375
President and Chief Executive Officer	2003	356,743	515,000	8,225	16,000
	2002	255,827	268,500	4,875	15,756

Lynn Amos	2004	$198,015	$600,000	$—	$478,822
Chief Financial Officer,	2003	127,253	415,000	24,787	9,964
Treasurer and Secretary	2002	124,233	130,000	4,291	7,060

Stefan Geyler	2004	$179,835	$197,862	$15,413	$235,000
Vice President & General Manager,	2003	156,506	170,833	13,883	—
Membrana GmbH	2002	106,494	77,758	11,621	—

Brad Reed	2004	$198,477	$310,000	$4,645	$250,471
Vice President & General Manager,	2003	191,169	255,000	5,654	14,659
Celgard, LLC	2002	173,077	135,000	5,636	13,368

Pierre Hauswald	2004	$175,967	$172,358	$—	$4,056
Vice President & General Manager,	2003	145,146	103,220	—	3,590
Daramic, LLC	2002	115,716	105,048	—	—

Jerry Zucker(3)	2004	$129,800	$—	$—	$1,014,544
Former President and	2003	334,720	4,078,998	—	15,991
Chief Executive Officer	2002	312,480	1,788,500	—	15,977

(1)	Amounts in this column represent relocation expenses or personal mileage amounts related to company-owned vehicles.

(2)	Consists of employer 401(k) contributions or similar items for executives based outside the United States. In addition to bonuses paid pursuant to the Company’s executive bonus plan, Mr. Nasisi, Mr. Amos, Mr. Geyler and Mr. Reed each received a one-time bonus in connection with the closing of the Transactions in the amounts of $465,000, $465,000, $235,000 and $235,000, respectively.

(3)	Mr. Zucker’s employment was terminated on May 13, 2004, with the closing of the Transactions. In connection with his termination, Mr. Zucker received a severance payment of $1,004,160.

Option Grants in 2004
The following table sets forth information regarding all options to acquire shares of common stock of Polypore International, Inc., our parent company, granted to the named executive officers of the Company during 2004.
Option Grants in Last Fiscal Year

	Individual Grants(1)

	Number of
	Securities	Percent Of Total
	Underlying	Options Granted	Exercise Or
	Option	To Employees	Base Price	Expiration	Grant Date Present
Name	Granted	In Fiscal Year	($/Sh)	Date	Value($)(2)

Frank Nasisi	807	18.0	$1,000	05/13/2014	$214,720
Lynn Amos	484	10.8	$1,000	05/13/2014	$128,779
Stefan Geyler	449	10.1	$1,000	05/13/2014	$119,466
Brad Reed	449	10.1	$1,000	05/13/2014	$119,466
Pierre Hauswald	449	10.1	$1,000	05/13/2014	$119,426

(1)	Stock options are issued at an exercise price not less than the fair market value of the underlying stock on the grant date. The options expire in ten years from the grant date and vest and become fully exercisable after five years based on satisfaction of certain performance criteria, or upon change in control as defined.

(2)	The fair value of the stock options was determined by the Black-Scholes option pricing model with a weighed-average expected life of five years, risk-free interest rate of 3.96% and expected volatility of 20%.
Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values
The following table sets forth information concerning outstanding options to purchase common stock of Polypore International, Inc. held by the named executive officers of the Company at January 1, 2005.

			Number Of	Value of
			Securities	Unexercised
			Underlying	In-The-Money
			Unexercised Options	Options At Fiscal
	Shares Acquired		At Fiscal Year-End	Year-End ($)
	On	Value	(#) Exercisable/	Exercisable/
Name	Exercise (#)	Realized($)	Unexercisable	Unexercisable

Frank Nasisi	—	—	—/807	—/$—
Lynn Amos	—	—	—/484	—/$—
Stefan Geyler	—	—	—/449	—/$—
Brad Reed	—	—	—/449	—/$—
Pierre Hauswald	—	—	—/449	—/$—

Geyler Pension Plan
The table below sets forth the estimated pension benefit payable under a retirement plan relating to Stefan Geyler, the Vice President & General Manager of our subsidiary, Membrana GmbH, assuming normal retirement at age 65. The table illustrates pension benefits payable under the plan determined on a straight life annuity basis. There is no offset in these pension benefits for United States Social Security benefits.

	Years of Service

Annual Salary	15	20	25	30	35

$125,000	14,366	19,155	23,944	28,732	33,521
150,000	18,550	24,733	30,916	37,100	43,283
175,000	22,733	30,311	37,889	45,467	53,045
200,000	26,917	35,889	44,862	53,834	62,806
225,000	31,101	41,468	51,835	62,201	72,568
250,000	35,284	47,046	58,807	70,569	82,330
300,000	43,652	58,202	72,753	87,303	101,854
400,000	60,386	80,515	100,644	120,772	140,901
450,000	68,753	91,671	114,589	137,507	160,425
500,000	77,121	102,828	128,534	154,241	179,948

Calculations are based on information contained in the Summary Compensation Table. Mr. Geyler has served our subsidiary, Membrana GmbH, since 1990.
Severance agreements
Each of the named executive officers (other than Mr. Zucker) have severance agreements with us providing for a lump sum payment equal to the employee’s average bonus for the prior two years, plus 12 monthly payments of base salary. These severance payments are triggered by a termination of the employees’ employment without cause (as defined in the agreements) following a change in control of Polypore. Consummation of the Transactions constituted a change in control for this purpose. The estimated payments required, in the event that the severance payments for each of these employees is triggered, is approximately $2.8 million.
Management investment
In connection with consummation of the Transactions, Frank Nasisi (our President and Chief Executive Officer), Lynn Amos (our Chief Financial Officer, Treasurer and Secretary), Stefan Geyler (the Vice President & General Manager of our subsidiary, Membrana GmbH) and Brad Reed (the Vice President & General Manager of our subsidiary, Celgard, LLC) each purchased Class A common units of PP Holding, LLC, representing an aggregate investment of $385,000, or 0.3% of the membership interests of PP Holding, LLC outstanding immediately following the closing of the Transactions. The proceeds were used by PP Holding, LLC to purchase shares of Polypore International common stock. On June 4, 2004, Messrs. Nasisi, Amos and Reed along with Pierre Hauswald (the Vice President & General Manager of our subsidiary, Daramic, LLC) purchased an additional 450 Class A units, bringing the aggregate investment of our named executive officers in PP Holding, LLC to 0.6% of its outstanding membership interests.
Indemnification agreements
We entered into director and officer indemnification agreements with certain of our directors and officers. The indemnification agreements provide that we will indemnify, defend and hold harmless the indemnitees, to the fullest extent permitted or required by the laws of the State of Delaware, against any and all claims based upon, arising out of or resulting from (i) any actual, alleged or suspected act or failure to act by the indemnitee in his or her capacity as a director, officer, employee or agent of ours or as a director, officer, employee, member, manager, trustee or agent of any other corporation, limited liability company, partnership, joint venture, trust or other entity or enterprise, whether or not for profit, as to which the indemnitee is or was serving at our request, (ii) any actual, alleged or suspected act or failure to act by the indemnitee in respect of any business, transaction, communication, filing, disclosure or other activity of ours or any other entity or enterprise referred to in clause (i) above, or (iii) the indemnitee’s status as a current or former director, officer, employee or agent of ours or as a current or former director, officer, employee, member, manager, trustee or agent of ours or any other entity or enterprise referred to in clause (i) above or any actual, alleged or suspected act or failure to act by the indemnitee in connection with any obligation or restriction imposed upon the indemnitee by reason of such status. The indemnification agreements provide that the indemnitee shall have the right to advancement by us prior to the final disposition of any indemnifiable claim of any and all actual and reasonable expenses relating to, arising out of or resulting from any indemnifiable claim paid or incurred by the indemnitee. For the duration of an indemnitee’s service as a director and/or officer of ours and for a reasonable period of time thereafter, which such period may be determined by us in our sole discretion, we are obligated to use commercially reasonable efforts (taking into account the scope and amount of coverage available relative to the cost thereof) to cause to be maintained in effect policies of directors’ and officers’ liability insurance providing coverage for directors and/or officers of ours that is substantially comparable in scope and amount to that provided by our current policies of directors’ and officers’ liability insurance.
Stock plans
As more fully described below, our parent company, Polypore International, has adopted the Polypore International, Inc. 2004 Stock Option Plan and the Polypore International, Inc. Stock Incentive Plan. Under the terms of those plans, certain executive officers and key employees of Polypore, Inc. are eligible to receive grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards of Polypore International.
2004 Stock Option Plan
In connection with the Transactions, Polypore International adopted the Polypore International, Inc. 2004 Stock Option Plan, which we refer to herein as the “2004 Plan.” The 2004 Plan reserves 8,968 shares of Polypore International common stock for issuance pursuant to stock options granted under the 2004 Plan. Stock options granted under the 2004 Plan are not intended to be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code. The total number of shares of common stock reserved for grants of options represents approximately 5% of Polypore International’s common stock on a fully-diluted basis. Stock options covering approximately 50% of shares reserved under the 2004 Plan have been granted as of the date hereof. All options granted under the 2004 Plan will vest based on satisfaction of certain performance criteria. In addition, all or a portion of the options that were granted under the new stock option plan will vest upon a change in control of Polypore International if equity investors receive predetermined rates of return on their investment.
Stock Incentive Plan
In July 2004, Polypore International adopted the Polypore International, Inc. Stock Incentive Plan, which we refer to herein as the “Incentive Plan.” The Incentive Plan reserves 6,000,000 shares of Polypore International common stock for issuance pursuant to stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards granted under the Incentive Plan. Stock options granted under the Incentive Plan are not intended to be “incentive stock options” within the meaning of Section 422 of the Code. The total number of shares of common stock reserved for grants of options represents approximately 10% of Polypore International’s common stock on a fully-diluted basis. No awards have been granted under the Incentive Plan as of the date hereof. Awards granted under the Incentive Plan will be subject to vesting and other conditions as determined by the Polypore International compensation committee at the time of grant.
We have elected to follow SFAS No. 123, Accounting for Stock-Based Compensation. As a result, we will be expensing the fair value of the option grants over the expected life of the options.

Employment agreements
Frank Nasisi
We have entered into a binding term sheet with Mr. Nasisi pursuant to which Mr. Nasisi will serve as our President and Chief Executive Officer. The term sheet contains the material terms of Mr. Nasisi’s employment, and we are in the process of negotiating with Mr. Nasisi a formal employment agreement incorporating such terms. The term sheet provides, among other things, for: an initial term of employment through the second anniversary of the closing of the Transactions subject to automatic renewal of one additional year unless either we or Mr. Nasisi elect not to renew the term; a base salary of $435,000 per year; eligibility to receive an annual bonus based upon the achievement of certain performance criteria; participation in our employee benefit plans; in the event of Mr. Nasisi’s termination of employment by us without cause or by Mr. Nasisi with good reason, an entitlement to receive (i) his base salary for a period of 18 months following such termination, and (ii) payment of the cost of health continuation coverage for Mr. Nasisi and his dependents for such period; and during the term of employment and for a period of 18 months following the termination of Mr. Nasisi’s employment for any reason, unless otherwise approved by our Board, a prohibition from engaging in competition with us.
Director compensation
We will pay our outside directors, if any (which do not include Messrs. Nasisi, Barr, Graff or Kruse) a one time retainer fee of $25,000, plus $2,500 for each board meeting they attend. In addition, we will pay each of our outside directors $5,000 per year for each committee of our board of directors for which they act as chairperson. Other than outside directors, we do not compensate our directors for serving on our board of directors or any of its committees. We do, however, reimburse each member of our board of directors for out-of-pocket expenses incurred in connection with attending our board and committee meetings.
Compensation committee interlocks and insider participation
None of our executive officers serve as members of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All of the Company’s issued and outstanding shares of common stock is owned indirectly by Polypore International. Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P. and certain members of management own, directly or indirectly, all of Polypore International.

Item 13.	Certain Relationships and Related Transactions
The Transactions
On May 13, 2004, Polypore and its shareholders consummated a stock purchase agreement with PP Acquisition, a subsidiary of Polypore International, pursuant to which PP Acquisition purchased all of the outstanding shares of the Company’s capital stock. The aggregate purchase price, including acquisition related costs, was approximately $1,150.1 million in cash. In connection with these Transactions, PP Acquisition (i) obtained a new credit facility consisting of a $370.0 million term loan facility and a €36 million term loan facility, with initial borrowings of approximately $414.9 million, (ii) issued the 8 3/4% Notes, with a face amount of $405.9 million, and (iii) received equity contributions from its shareholders of $320.4 million. PP Acquisition used the net proceeds from the new credit facility, the issuance of the 8 3/4% Notes and the equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation.
Tax sharing agreement
We, our subsidiaries and Polypore International have entered into a tax sharing agreement. Under the terms of the tax sharing agreement, we and each of our subsidiaries are obligated to make payments to us equal to the amount of the federal and state income taxes that such subsidiaries and their subsidiaries would have owed if we did not file our federal and state income tax returns on a consolidated or combined basis with cash payments to Polypore International being limited by Polypore International’s actual cash tax obligations.
Management investments
In connection with the Transactions, Frank Nasisi, Lynn Amos, Stefan Geyler and Brad Reed purchased an aggregate of 385 Class A common units of PP Holding, LLC, one of the stockholders of our indirect parent, Polypore International, for an aggregate purchase price of $385,000. Subsequent to the closing of the Transactions, Messrs. Nasisi, Amos, Reed and Pierre Hauswald acquired an additional 450 Class A common units for an aggregate purchase price of $450,000. The 835 Class A common units held by Messrs. Nasisi, Amos, Geyler, Reed and Hauswald represent approximately 1% of the outstanding membership interests of PP Holding, LLC.
Operating agreement
In connection with the Transactions, Frank Nasisi, Lynn Amos, Stefan Geyler, Brad Reed, Pierre Hauswald (which we collectively refer to as the “management members”), Warburg Pincus and PP Holding, LLC entered into an operating agreement which will govern PP Holding, LLC. The operating agreement provides that Warburg Pincus will be the managing members of PP Holding, LLC, which we refer to herein as the “managing members.” Subject to certain customary exceptions, no management member may transfer any Class A common units or any interest therein unless the written consent of the managing members is obtained, and thereafter any proposed transfer by a management member will be subject to a right of first refusal running in favor of Warburg Pincus. The operating agreement provides that Warburg Pincus may transfer its Class A common units freely, provided that, in the event of certain types of transfers of Class A common units, the other members of PP Holding, LLC may participate in such transfers on a pro rata basis. The operating agreement further provides that, in the event of certain types of transfers by Warburg Pincus of our common stock directly owned by Warburg Pincus, PP Holding, LLC will have the right to, and the managing members will agree to cause PP Holding, LLC to, participate in such transfers on a pro rata basis and distribute the proceeds to the holders of Class A Common Units.
Pursuant to the terms of the operating agreement, without the consent of the management members, the managing members may authorize the issuance of additional units, including Class A common units. In the event the managing members authorize the issuance of additional Units, under certain circumstances, the managing members may permit the other members to participate in such proposed issuance. In the event Warburg Pincus desires to transfer its Class A common units to persons who are not affiliates of Warburg Pincus or PP Holding, LLC, the operating agreement permits Warburg Pincus to cause the other members of PP Holding, LLC to transfer their Class A common units for the same consideration proposed to be received by Warburg Pincus.
Stockholders’ agreement
In connection with the Transactions, the stockholders of Polypore International, Warburg Pincus and PP Holding, LLC, entered into a stockholders’ agreement which will govern the shares of capital stock of Polypore International.

The stockholders’ agreement provides that, subject to certain customary exceptions, in the event Polypore International proposes to issue equity securities, Warburg Pincus and PP Holding, LLC are entitled to participate in such proposed issuance on a pro rata basis. Those participation rights, and certain other rights granted under the stockholders’ agreement, will terminate automatically upon the closing of an initial public offering. The stockholders agreement further provides that until the initial public offering of Polypore International, Warburg Pincus will have the right to designate a majority of our board of directors.
Stockholders’ registration rights agreement
In connection with the Transactions, our stockholders and certain management investors entered into a stockholders’ registration rights agreement, which granted such stockholders certain customary registration rights, including demand, piggy-back and Form S-3 registration rights.
Transition services
In connection with the closing of the Transactions, we entered into a transition services agreement with The InterTech Group, one of our former stockholders, pursuant to which InterTech will provide us with office space and certain administrative services for a period of up to two years from the closing of the Transactions. We expect to terminate the agreement in April 2005. We made payments to InterTech under the agreement of approximately $477,000 during fiscal 2004. Prior to the closing of the Transactions, we leased the same office space and similar administrative services on a month to month basis, with no written agreement governing the relationship.
Payments on behalf of affiliates
In connection with the Transactions, the Company made payments of $250,000 on behalf of a shareholder of Polypore International. Subsequent to the Transactions, the Company made payments of $223,000 on behalf of Polypore International. The Company collected these amounts during fiscal 2004.
German investment
In 2002, our German subsidiary made an equity investment in a German patent and trademark legal firm, representing 25% ownership of the firm. The Company’s equity investment account balance was $154,000 at January 1, 2005. Charges from the affiliate for work performed were $997,000 in fiscal 2004. The Company has amounts due to the affiliate of approximately $357,000 at January 1, 2005.

Item 14.	Principal Accountant Fees and Services
The following table shows the aggregate fees billed to the Company by Ernst & Young LLP for fiscal years 2004 and 2003:

(in thousands)	2004	2003

Audit Fees(1)	$1,537	$477
Audit-Related Fees(2)	302	26
Tax Fees(3)	1,891	1,133
All Other Fees	—	—

(1)	Audit Fees. This fee category consists of professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements and services normally provided by the independent auditors in connection with statutory and regulatory filings, including services associated with SEC registration statements, other documents filed with the SEC, and advice on audit and accounting matters that arose during the audit or review of our financial statements. There remain additional fees that have not been invoiced.

(2)	Audit-Related Fees. This fee category consists of assurance and related professional services rendered by Ernst & Young LLP that are reasonably related to performing the audit and review of our financial statements and are not reported above under “Audit Fees.” The services for these fees include audits of financial statements for the Company’s employee benefit plans and Transaction related expenses.

(3)	Tax Fees. This fee category consists of professional services rendered by Ernst & Young LLP for tax return preparation, tax compliance and tax planning and advice.
The Audit Committee has considered whether the non-audit services provided were compatible with maintaining the principal auditor’s independence and believes that such services and related fees have not impaired the independence of the Company’s principal auditors. All services provided by Ernst & Young LLP since May 13, 2004, the date of the Transactions, were pre-approved by the Audit Committee.
Generally, before an independent auditor is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Any subsequent changes in audit, audit-related, tax or other services to be provided by the independent auditor due to changes in scope of work, terms, conditions or fees of the engagement must be pre-approved by the Audit Committee. Requests or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the chief financial officer of the Company and must be consistent with applicable SEC regulations regarding auditor independence.
Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
1. Financial Statements. The following items, including Consolidated Financial Statements of the Company, are set forth in Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 1, 2005, and January 3, 2004

•	Consolidated Statements of Operations for the periods from January 4, 2004 through May 1, 2004, May 2, 2004 through January 1, 2005 and the years ended January 3, 2004 and December 28, 2002

•	Consolidated Statements of Shareholders’ Equity for the periods from January 4, 2004 through May 1, 2004, May 2, 2004 through January 1, 2005 and the years ended January 3, 2004 and December 28, 2002.

•	Consolidated Statements of Cash Flows for the periods from January 4, 2004 through May 1, 2004, May 2, 2004 through January 1, 2005 and the years ended January 3, 2004 and December 28, 2002

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules. The following schedule is set forth on page S-1 of this Annual Report on Form 10-K.

Valuation and Qualifying Accounts for the periods from January 4, 2004 through May 1, 2004 and from May 2, 2004 through January 1, 2005 and the years ended January 3, 2004 and December 28, 2002.
Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3. Exhibits.

Exhibit
Number	Exhibit Description

3.1	Certificate of Incorporation of Polypore, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
3.2	Bylaws of Polypore, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
4.1	Indenture, dated as of May 13, 2004, by and among PP Acquisition Corporation (merged with and into Polypore, Inc.), the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
4.2	Form of 8 3/4% senior subordinated dollar notes due 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
4.3	Form of 8 3/4% senior subordinated euro notes due 2012 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
4.4	Registration Rights Agreement, dated as of May 13, 2004, by and among PP Acquisition Corporation (merged with and into Polypore, Inc.), the Guarantors (as defined therein), J.P. Morgan Securities Inc. acting as representative of the Dollar Initial Purchasers (as defined therein) and J.P. Morgan Securities Ltd. acting as representative of the Euro Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.1	Stock Purchase Agreement, dated as of January 30, 2004, by and among Polypore, Inc., PP Acquisition Corporation and the stockholders of Polypore, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.2	Credit Agreement, dated as of May 13, 2004, by and among PP Holdings Corporation, PP Acquisition Corporation, as Borrower, the Several Lenders (as defined therein) from time to time parties thereto, General Electric Capital Corporation, as Documentation Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.3	Amendment to Credit Agreement, dated as of May 13, 2004, by and among PP Holdings Corporation, PP Acquisition Corporation, as Borrower, the Several Lenders (as defined therein) from time to time parties thereto, General Electric Capital Corporation, as Documentation Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.4	Guarantee and Collateral Agreement, dated as of May 13, 2004, by and among PP Holdings Corporation, PP Acquisition Corporation and the subsidiaries of PP Acquisition Corporation identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.5	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of May 13, 2004, made by Daramic, LLC (f/k/a Daramic, Inc.) to JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.6	Mortgage, Fixture Filing and Assignment of Leases and Rents, dated as of May 13, 2004, made by Daramic, LLC (f/k/a Daramic, Inc.) to JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))

Exhibit
Number	Exhibit Description

10.7	Deed of Trust, Security Agreement, Fixture Filing and Assignment of Leases and Rent with Provision for Future Advances, dated as of May 13, 2004, made by Celgard, LLC (f/k/a Celgard, Inc.) to JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.8	Tax Sharing Agreement, dated as of May 13, 2004, by and among Polypore International, Inc., PP Holding Corporation and Polypore, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.9	Stockholders’ Agreement, dated as of May 13, 2004, by and among Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., PP Holding, LLC and Polypore International, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.10	Registration Rights Agreement, dated as of May 13, 2004, by and among Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., PP Holding, LLC, Polypore International, Inc. and certain other persons a party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.11	Polypore International, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.12	Polypore International, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.13	Severance Agreement, dated as of December 10, 2003, by and among Polypore, Inc. and Frank Nasisi (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.14	Severance Agreement, dated as of December 8, 2003, by and among Polypore, Inc. and Lynn Amos (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.15	Severance Agreement, dated as of December 10, 2003, by and among Polypore, Inc. and Brad Reed (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.16	Severance Agreement, dated as of December 19, 2003, by and among Polypore, Inc. and Stefan Geyler (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.17	Term Sheet regarding Employment Agreement between Polypore, Inc. and Frank Nasisi (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.18	Form of Indemnification Agreement entered into between Polypore, Inc. and certain employees of Polypore, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Polypore, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Exhibit Description

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYPORE, INC.

By:	/s/ Frank Nasisi

Frank Nasisi
President and Chief Executive Officer
Date:
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Frank Nasisi Frank Nasisi	President, Chief Executive Officer and Director (Principal Executive Officer	March 30, 2005

/s/ Lynn Amos Lynn Amos	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005

/s/ David Barr David Barr	Director	March 30, 2005

/s/ Michael Graff Michael Graff	Director	March 30, 2005

/s/ Kevin Kruse Kevin Kruse	Director	March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy material has been sent to security holders.

Polypore, Inc.
Financial statement schedule — Valuation and qualifying accounts
For the periods from May 2, 2004 through January 1, 2005 and January 4, 2004 through May 1, 2004 and the years ended January 3, 2004 and December 28, 2002

		Additions

		Charged
	Balance at	to costs	Charged				Balance at
	beginning of	and	to other				end of
(in thousands)	period	expenses	accounts		Deductions		period

Period from May 2, 2004 through January 1, 2005:
Allowance for doubtful accounts	$6,672	$(959)	$633	(1)	$(384	)(2)	$5,962
Valuation allowance of deferred tax asset	2,258	78	—		$(347	)(3)	1,989

	$8,930	$(978)	$633		$(634)		$7,951
Period from January 4, 2004 through May 1, 2004:
Allowance for doubtful accounts	$5,324	1,628	$(280	)(1)	—		$6,672
Valuation allowance of deferred tax asset	484	1,774	—		—		2,258

	$5,808	$3,402	$(280)		$—		$8,930
Year ended January 3, 2004:
Allowance for doubtful accounts	$3,059	1,985	$666	(1)	$(386	)(2)	$5,324
Valuation allowance of deferred tax asset	3,519	—	—		$(3,035	)(3)	484

	$6,578	$1,985	$666		$(3,421)		$5,808
Year ended December 28, 2002:
Allowance for doubtful accounts	$808	$989	$1,372	(4)	$(110	)(2)	$3,059
Valuation allowance of deferred tax asset	2,392	1,987	—		(860	)(3)	3,519

	$3,200	$2,976	$1,372		$970		$6,578

(1)	Foreign currency translation adjustment.

(2)	The amount represents charge-offs net of recoveries.

(3)	Utilization and expiration of foreign tax credits that were previously considered to be unrealizable and the utilization of foreign net operating losses.

(4)	Allowance for doubtful accounts recorded in purchase accounting, net of foreign currency translation adjustment.

S-1