Form 10-Q
period 2005-04-02
Polypore, Inc.
filed 2005-05-17
CIK 1294819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2005

☐ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 333-119224

POLYPORE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	57-1006871

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

13800 South Lakes Drive
Charlotte, North Carolina	28273

(Address of Principal Executive Offices)	(Zip Code)

(704) 587-8409

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Company currently has 100 shares of common stock outstanding, all of which are owned indirectly by Polypore International, Inc. Because no public market exists for such shares, the aggregate market value of the common stock held by non-affiliates of the Company is not determinable.

Polypore, Inc.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended April 2, 2005

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 6.	Exhibits	28

SIGNATURES

In this Quarterly Report on Form 10-Q, the words “Polypore,” “Company,” “we,” “us” and “our” refer to Polypore, Inc. together with its subsidiaries unless the context indicates otherwise.

Forward-looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore and its subsidiaries. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained under the captions “Controls and Procedures” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or the Company’s financial statements or the notes thereto. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under “Risk Factors” set forth in Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore, the following, among other things:

•	the highly competitive nature of the markets in which we sell our products;

•	the failure to continue to develop innovative products;

•	the increased use of synthetic hemodialysis filtration membranes by our customers;

•	the loss of our customers;

•	the vertical integration by our customers of the production of our products into their own manufacturing process;

•	increases in prices for raw materials or the loss of key supplier contracts;

•	employee slowdowns, strikes or similar actions;

•	product liability claims exposure;

•	risks in connection with our operations outside the United Sates;

•	the incurrence of substantial costs to comply with, or as a result of violations of, or liabilities under environmental laws;

•	the failure to protect our intellectual property;

•	the failure to replace lost senior management;

•	the incurrence of additional debt, contingent liabilities and expenses in connection of future acquisitions;

•	the failure to effectively integrate newly acquired operations; and

•	the absence of expected returns from the amount of intangible assets we have recorded.

Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements, we cannot give any assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have.

Additional Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act with the U.S. Securities and Exchange Commission (“Commission” or “SEC”). These reports are available electronically as soon as reasonably practicable after we file such materials with the Commission through the Internet web site maintained by the SEC at http://www.sec.gov or by calling the SEC at its principal offices in Washington, DC at 1- 800-SEC-0330. The reports are also available in print to any shareholder who requests them by contacting our corporate secretary at the address above for the Company’s principal executive offices.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Polypore, Inc.
Condensed Consolidated Balance Sheets

	April 2, 2005	January 1, 2005
(in thousands)	(unaudited)

Assets
Current assets:
Cash and equivalents	$29,578	$31,684
Accounts receivable, net	99,109	106,296
Inventories	61,928	61,789
Refundable income taxes	3,030	8,238
Deferred income taxes	3,253	7,954
Prepaid and other	6,989	5,288

Total current assets	203,887	221,249
Property, plant and equipment, net	422,136	441,350
Goodwill	537,713	535,844
Intangibles and loan acquisition costs, net	237,879	244,256
Environmental indemnification receivable	19,281	20,125
Other	1,143	1,142

Total assets	$1,422,039	$1,463,966

Liabilities and shareholders’ equity
Current liabilities:
Revolving credit obligations	$—	$—
Accounts payable	19,743	20,581
Accrued liabilities	52,775	50,464
Current portion of debt-optional prepayment	—	25,000
Current portion of debt	1,830	2,260
Current portion of capital lease obligation	1,285	1,272

Total current liabilities	75,633	99,577
Debt, less current portion	812,900	824,939
Capital lease obligations, less current portion	7,018	7,344
Pension and postretirement benefits	48,165	48,652
Post employment benefits	9,307	10,119
Environmental reserve, less current portion	25,241	24,394
Deferred income taxes	130,447	138,566
Other	2,904	3,033
Commitments and contingencies

Shareholders’ equity:
Common stock	—	—
Paid-in capital	321,516	321,516
Retained (deficit)	(9,416)	(14,870)
Accumulated other comprehensive income (loss)	(1,676)	696

	310,424	307,342

Total liabilities and shareholders’ equity	$1,422,039	$1,463,966

See notes to condensed consolidated financial statements

Polypore, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Post-Transactions	Pre-Transactions
	Three Months	Three Months
	Ended	Ended
(in thousands)	April 2, 2005	April 3, 2004

Net sales	$112,498	$140,120
Cost of goods sold	73,609	86,261

Gross profit	38,889	53,859
Selling, general and administrative expenses	18,390	17,493

Operating income	20,499	36,366
Other (income) expense:
Interest expense, net	14,930	4,531
Foreign currency and other	(1,571)	427
Unrealized gain on derivative instrument	—	(13)

	13,359	4,945

Income before income taxes	7,140	31,421
Income taxes	1,687	10,683

Net income	$5,453	$20,738

See notes to condensed consolidated financial statements

Polypore, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Post-Transactions	Pre-Transactions
	Three Months	Three Months
	Ended	Ended
(in thousands)	April 2, 2005	April 3, 2004

Operating activities:
Net income	$5,453	$20,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,856	10,923
Amortization expense	4,460	617
Amortization of loan acquisition costs	657	464
Gain on disposal of property, plant and equipment	—	(1,549)
Foreign currency and other	(1,618)	(1,375)
Changes in operating assets and liabilities:
Accounts receivable	4,638	(12,238)
Inventories	(1,702)	630
Prepaid and other current assets	(1,852)	(1,272)
Accounts payable and accrued liabilities	9,195	327
Other, net	133	(118)

Net cash provided by operating activities	29,220	17,147
Investing activities:
Purchases of property, plant and equipment	(3,097)	(4,216)
Proceeds from sale of property, plant and equipment	—	1,923

Net cash used in investing activities	(3,097)	(2,293)
Financing activities:
Proceeds from debt	—	610
Principal payments on debt	(26,924)	(7,036)
Loan acquisition costs	—	(59)

Net cash used in financing activities	(26,924)	(6,485)
Effect of exchange rate changes on cash and equivalents	(1,305)	(1,164)

Net (decrease) increase in cash and equivalents	(2,106)	7,205
Cash and equivalents at beginning of period	31,684	20,063

Cash and equivalents at end of the period	$29,578	$27,268

See notes to condensed consolidated financial statements

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

1. Description of Business and Transactions

Description of Business — Polypore, Inc. (the “Company” or “Polypore”), a wholly owned subsidiary of Polypore International, Inc. (“Parent” or “Polypore International”), is a leading worldwide manufacturer and marketer of microporous membranes for use in energy storage and separations applications. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and the Asia-Pacific region.

Change in Ownership – On January 30, 2004, the Company and its shareholders entered into a Stock Purchase Agreement with PP Acquisition Corporation (“PP Acquisition”), a subsidiary of Polypore International. On May 13, 2004, the Company and its stockholders consummated the stock purchase agreement with PP Acquisition, pursuant to which PP Acquisition purchased all of the outstanding shares of the Company’s capital stock (the “Transactions”). The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the Transactions, PP Acquisition obtained a new credit facility with initial borrowings of approximately $414,920,000, issued 8.75% senior subordinated notes with a face amount of $405,915,000 and received equity contributions from its shareholders of $320,385,000. PP Acquisition used the net proceeds from the new credit facility, the issuance of senior subordinated debt and equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under the Company’s existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into the Company, with the Company as the surviving corporation. At the time of closing, all classes of common stock of the Company were canceled and the common stock of PP Acquisition was converted into 100 shares of Class A common stock of the Company.

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

The following table summarizes the purchase price allocation based upon the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)

Current assets	$201,405
Property, plant and equipment	406,934
Intangible assets	253,005
Goodwill	537,713
Other assets	23,933

Total assets acquired	$1,422,990

Current liabilities	85,028
Debt, less current portion	819,790
Pension, postretirement and post employment benefits	54,027
Deferred income taxes	121,296
Other	22,464

Total liabilities assumed	1,102,605

Net assets acquired	$320,385

The excess of the purchase price over the fair value of the net assets purchased, as adjusted for the change discussed in Note 11, was approximately $537,713,000 and was allocated to goodwill. The goodwill was assigned to the Energy Storage and Separations Media segments in the amounts of $373,664,000 and $164,049,000, respectively. The goodwill is not deductible for income tax purposes.

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

The following unaudited pro forma financial data summarizes the results of operations for the three months ended April 3, 2004 as if the Transactions had occurred as of the beginning of the period. Unaudited pro forma results below are based on historical results of operations and include adjustments for depreciation, amortization and interest expense associated with the Transactions and the related income tax effects of these adjustments. The pro forma amounts do not necessarily reflect actual results that would have occurred.

Three Months Ended
(in thousands)	April 3, 2004

Net sales	$140,120
Net income	$12,877

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the year ended January 1, 2005.

3. Accounting Pronouncements

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets (“FAS 153”), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not believe there will be a significant impact as a result of adopting this Statement.

In November 2004, the FASB issued Statement No. 151, Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for all fiscal years beginning after June 15, 2005 (2006 for the Company). Management does not believe there will be a significant impact as a result of adopting this Statement.

4. Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting.

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

Inventories consist of the following:

(in thousands)	April 2, 2005	January 1, 2005

Raw materials	$22,272	$22,243
Work-in-process	8,340	6,395
Finished goods	31,316	33,151

Total	$61,928	$61,789

5. Debt

Debt, in order of priority, consists of:

(in thousands)	April 2, 2005	January 1, 2005

Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	389,876	416,941
8.75% senior subordinated notes	420,750	429,315
Other	4,104	5,943

	814,730	852,199
Less optional prepayment	—	25,000
Less current maturities	1,830	2,260

Long-term debt	$812,900	$824,939

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

6. Pension and Other Postretirement Benefits

The Company and its subsidiaries sponsor multiple defined benefit pension plans, which are primarily located at subsidiaries outside of the U.S., and an other postretirement benefit plan located in the U.S.

The following table provides the components of net periodic benefit cost:

	Pension Plans		Other Postretirement Benefits
	Post-		Post-
	Transactions	Pre-Transactions	Transactions	Pre-Transactions
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
(in thousands)	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004

Service cost	$578	$453	$7	$7
Interest cost	759	668	29	29
Expected return on plan assets	(213)	(196)	—	—
Amortization of prior service cost	—	43	—	(12)
Recognized net actuarial loss	14	36	—	1

Net periodic benefit cost	$1,138	$1,004	$36	$25

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

7. Income Taxes

The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The difference between income tax expense using statutory rates and income tax expense reflected in the financial statements is due primarily to the effect of permanent differences related to foreign tax credits, exclusions from taxable income related to export sales and the mix of income between U.S. and foreign jurisdictions.

The American Jobs Creation Act (the “Act”) was enacted on October 22, 2004. The Act contains a temporary provision that encourages companies to repatriate foreign earnings and a deduction from federal taxable income related to certain qualifying domestic production manufacturing activities.

The Company is still in the process of evaluating the effects of the repatriation provision which allows companies to repatriate foreign earnings to the U.S. by making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. This deduction would result in a 5.25% effective federal rate on repatriated earnings. The Company is not able to estimate the impact of the repatriation provisions at this time. However, the Company does not expect any negative impact from these provisions.

The impact of the qualified production activities deduction on taxable income is currently being evaluated. While the implications of this provision vary based on transition rules and the future income mix, the Company expects the provision will provide a favorable impact on the Company’s effective tax rate in the future to the extent that the Company has taxable income in the U.S.

8. Segment Information

The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: Energy Storage and Separations Media. The Energy Storage segment produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets, including lithium, industrial and transportation applications. The Separations Media segment produces and markets membranes used as the high technology filtration element in various healthcare and industrial applications.

The Company evaluates the performance of segments and allocates resources to segments based on operating income before interest, income taxes, depreciation and amortization.

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

Financial information relating to the reportable operating segments is presented below:

	Post-Transactions	Pre-Transactions
	Three Months	Three Months
	Ended	Ended
(in thousands)	April 2, 2005	April 3, 2004

Net sales to external customers:
Energy storage	$76,259	$94,923
Separations media	36,239	45,197

Total net sales to external customers	$112,498	$140,120

Operating income:
Energy storage	$12,914	$28,453
Separations media	7,585	7,913

Total operating income	20,499	36,366
Reconciling items:
Interest expense	14,930	4,531
Other	(1,571)	414

Total consolidated income before income taxes	$7,140	$31,421

Depreciation and amortization:
Energy storage	$8,400	$5,214
Separations media	5,916	6,326

Total depreciation and amortization	$14,316	$11,540

9. Related Party Transactions

The Company’s German subsidiary has an equity investment in a German patent and trademark legal firm. The investment represents 25% ownership of the firm and is accounted for by the equity method of accounting. The Company’s equity investment account balance was $199,000 and $154,000 at April 2, 2005 and January 1, 2005, respectively. Charges from the affiliate for work performed were $431,000 and $264,000 for the three months ended April 2, 2005 and April 3, 2004, respectively. Amounts due to the affiliate were approximately $88,000 and $357,000 at April 2, 2005 and January 1, 2005, respectively.

The Company’s corporate headquarters were housed in space leased by a former shareholder of the Company from an affiliate of the former shareholder. A portion of the lease payments and other expenses, primarily insurance and allocated other direct costs, were charged to the Company. Charges from the affiliate were $28,000 and $130,000 for the three months ended April 2, 2005 and April 3, 2004, respectively.

10. Comprehensive Income

Comprehensive income is as follows:

	Post-Transactions	Pre-Transactions
	Three Months	Three Months
	Ended	Ended
(in thousands)	April 2, 2005	April 3, 2004

Net income	$5,453	$20,738
Other comprehensive loss, primarily foreign currency translation	(2,372)	(11,693)

Comprehensive income	$3,081	$9,045

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

11. Environmental Matters

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

In connection with the Transactions, the Company identified a potential enforcement issue with the United States Environmental Protection Agency (“EPA”). On April 5, 2005, the Company received a Finding of Violation (“FOV”) dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. When the Company met with the EPA, the Agency indicated their intent to request additional information. The Company is currently developing information responsive to that request. During the three months ended April 2, 2004, the Company has recorded its best estimate of potential penalties as an adjustment to the preliminary allocation of purchase price for the Transactions. Although the EPA has the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of the facts and circumstances, in consideration of prior cases and the EPA’s published civil penalty policies, and supported by discussions with third party advisors, we do not believe that the maximum penalty will be assessed and that penalties, if any, resulting from this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company.

In connection with the Transactions, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Subsequent to the Transactions, additional environmental studies were performed and an initial estimate of the liability of $1,392,000 was recorded in the preliminary allocation of purchase price at January 1, 2005. During the three months ended April 2, 2004, the accrual was increased by $1,869,000 through further adjustment to the preliminary allocation of purchase price. The Company has reported the matter to the proper authorities and the initial remediation plan is currently under review. The Company anticipates that expenditures will be made over the next seven to ten years.

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

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. Claims indemnified through the Akzo agreement are subject to an aggregate 2,000,000 Euro deductible ($2,608,000 U.S. dollars at April 2, 2005). In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At April 2, 2005, amounts receivable under the indemnification agreement were $19,575,000.

12. Business Restructuring

In connection with continued efforts to manage costs and in response to the decision of a customer to outsource its dialyzer production, the Company is implementing a number of cost reduction measures relating to the Separations Media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs. As a first step in these cost reduction efforts, on September 3, 2004, the Company announced a

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

layoff of approximately 200 employees at its Wuppertal, Germany facility. During the year ended January 1, 2005, a charge of $13,899,000 was recorded as an estimate of the costs associated with the layoff. The Company expects to make most of the payments and realize a portion of the cost savings related to the layoffs during fiscal 2005. In connection with a customer’s outsourcing of its dialyzer production, the Company also recorded a charge for raw materials, a portion of which the Company is obligated to purchase under an existing purchase commitment, of $1,788,000 in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of our research and development operations, the Company expects to record a charge to earnings of approximately $2,600,000 in the third quarter of 2005. The Company does not expect to record any impairment to long-lived assets in connection with the relocation. The current portion of the reserve for business restructuring costs is included in accrued liabilities and the non-current portion is included in other non-current liabilities.

The restructuring reserve is comprised of the following:

			Foreign
	Balance at		Currency	Balance at
(in thousands)	January 1, 2005	Cash Payments	Translation	April 2, 2005

Severance and benefit costs	$14,944	$(4,249)	$(562)	$10,133
Raw materials	1,256	—	(53)	1,203

Total	$16,200	$(4,249)	$(615)	$11,336

13. Financial Statements of Guarantors

As noted in Note 1, on May 13, 2004, the Company and its stockholders consummated a stock purchase agreement with PP Acquisition, pursuant to which PP Acquisition purchased all the outstanding shares of the Company’s capital stock. In connection with the acquisition, the Company obtained borrowings under a new senior secured credit facility and through the issuance of senior subordinated notes, the proceeds of which were used to purchase the Company’s capital stock and repay existing indebtedness under the credit agreement.

Payment of the Notes is unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s wholly-owned subsidiaries (“Guarantors”). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

Condensed Consolidating Balance Sheet
As of April 2, 2005

		Combined
	Combined	Non-		Reclassifications
	Guarantor	Guarantor	The	and
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Assets
Cash and cash equivalents	$86	$16,096	$13,396	$—	$29,578
Accounts receivable, net	34,610	64,499	—	—	99,109
Inventories	18,286	43,642	—	—	61,928
Other	3,871	6,149	3,252	—	13,272

Total current assets	56,853	130,386	16,648	—	203,887
Due from affiliates	189,475	227,676	297,388	(714,539)	—
Investment in subsidiaries	173,024	206,645	253,341	(633,010)	—
Property, plant and equipment, net	111,068	311,068	—	—	422,136
Other	939	19,565	775,512	—	796,016

Total assets	$531,359	$895,340	$1,342,889	$(1,347,549)	$1,422,039

Liabilities and shareholders’ equity
Accounts payable, accrued liabilities and other	$10,325	$47,230	$14,963	$—	$72,518
Current portion of debt	94	747	989	—	1,830
Current portion of capital lease obligation	1,285	—	—	—	1,285

Total current liabilities	11,704	47,977	15,952	—	75,633
Due to affiliates	302,494	255,966	156,079	(714,539)	—
Debt, less current portion	—	3,263	809,637	—	812,900
Capital lease obligations, less current portion	7,018	—	—	—	7,018
Pension and postretirement benefits	2,228	45,937	—	—	48,165
Post employment benefits	—	9,307	—	—	9,307
Environmental reserve, less current portion	—	25,241	—	—	25,241
Deferred income taxes and other	3,359	65,270	64,722	—	133,351
Shareholders’ equity	204,556	442,379	296,499	(633,010)	310,424

Total liabilities and shareholder’s equity	$531,359	$895,340	$1,342,889	$(1,347,549)	$1,422,039

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

13. Financial Statements of Guarantors (continued)

Condensed Consolidating Balance Sheet
As of January 1, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Assets
Cash and cash equivalents	$2,263	$20,244	$9,177	$—	$31,684
Accounts receivable, net	37,237	69,059	—	—	106,296
Inventories	19,265	42,524	—	—	61,789
Other	1,561	9,985	9,934	—	21,480

Total current assets	60,326	141,812	19,111	—	221,249
Due from affiliates	178,805	253,225	300,797	(732,827)	—
Investment in subsidiaries	172,531	206,645	247,400	(626,576)	—
Property, plant and equipment, net	113,048	328,302	—	—	441,350
Other	879	20,470	780,018	—	801,367

Total assets	$525,589	$950,454	$1,347,326	$(1,359,403)	$1,463,966

Liabilities and shareholders’ equity
Accounts payable, accrued liabilities and other	$8,857	$54,561	$7,627	$—	$71,045
Current portion of debt	97	2,163	25,000	—	27,260
Current portion of capital lease obligation	1,272	—	—	—	1,272

Total current liabilities	10,266	56,724	32,627	—	99,577
Due to affiliates	306,530	281,718	144,579	(732,827)	—
Debt, less current portion	—	3,683	821,256	—	824,939
Capital lease obligations, less current portion	7,344	—	—	—	7,344
Pension and postretirement benefits	2,231	46,421	—	—	48,652
Post employment benefits	—	10,119	—	—	10,119
Environmental reserve, less current portion	—	24,394	—	—	24,394
Deferred income taxes and other	3,359	71,073	67,167	—	141,599
Shareholders’ equity	195,899	456,322	281,697	(626,576)	307,342

Total liabilities and shareholder’s equity	$525,589	$950,454	$1,347,326	$(1,359,403)	$1,463,966

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

13. Financial Statements of Guarantors (continued)

Condensed Consolidating Statement of Income
For the three months ended April 2, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$40,392	$72,106	$—	$—	$112,498
Cost of goods sold	21,695	51,914	—	—	73,609

Gross profit	18,697	20,192	—	—	38,889
Selling, general and administrative expenses	11,010	7,380	—	—	18,390

Operating income	7,687	12,812	—	—	20,499
Other (income) expense, net	(517)	(59)	13,935	—	13,359
Equity in earnings of subsidiaries	—	—	(15,364)	15,364	—

Income before income taxes	8,204	12,871	1,429	(15,364)	7,140
Income taxes	4,211	1,500	(4,024)	—	1,687

Net income	$3,993	$11,371	$5,453	$(15,364)	$5,453

Condensed Consolidating Statement of Income
For the three months ended April 3, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$58,727	$81,393	$—	$—	$140,120
Cost of goods sold	26,951	59,310	—	—	86,261

Gross profit	31,776	22,083	—	—	53,859
Selling, general and administrative expenses	9,864	7,629	—	—	17,493

Operating income	21,912	14,454	—	—	36,366
Other (income) expense, net	(265)	813	4,397	—	4,945
Equity in earnings of subsidiaries	—	—	(23,063)	23,063	—

Income before income taxes	22,177	13,641	18,666	(23,063)	31,421
Income taxes	8,365	4,390	(2,072)	—	10,683

Net income	$13,812	$9,251	$20,738	$(23,063)	$20,738

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

13. Financial Statements of Guarantors (continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended April 2, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$12,075	$18,562	$—	$(1,417)	$29,220
Investing activities:
Purchases of property, plant and equipment	(794)	(2,303)	—	—	(3,097)

Net cash used in investing activities	(794)	(2,303)	—	—	(3,097)
Financing activities:
Principal payments on debt	(313)	(1,592)	(25,019)	—	(26,924)
Intercompany transactions, net	(13,109)	(17,547)	29,239	1,417	—

Net cash provided by (used) in financing activities	(13,422)	(19,139)	4,220	1,417	(26,924)
Effect of exchange rate changes on cash and equivalents	53	(1,358)	—	—	(1,305)

Net increase (decrease) in cash and equivalents	(2,088)	(4,238)	4,220	—	(2,106)
Cash and equivalents at beginning of period	2,174	20,334	9,176	—	31,684

Cash and equivalents at end of period	$86	$16,096	$13,396	$—	$29,578

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended April 2, 2004
(unaudited)

13. Financial Statements of Guarantors (continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended April 3, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$9,328	$10,440	$—	$(2,621)	$17,147
Investing activities:
Purchases of property, plant and equipment	(2,145)	(2,071)	—	—	(4,216)
Proceeds from sale of property, plant and equipment	—	1,923	—	—	1,923

Net cash used in investing activities	(2,145)	(148)	—	—	(2,293)
Financing activities:
Proceeds from debt	—	610	—	—	610
Principal payments on debt	—	(2,891)	(4,145)	—	(7,036)
Loan acquisition costs	—	—	(59)	—	(59)
Intercompany transactions, nets	(7,467)	1,297	3,549	2,621	—

Net cash used in financing activities	(7,467)	(984)	(655)	2,621	(6,485)
Effect of exchange rate changes on cash and equivalents	238	(1,402)	—	—	(1,164)

Net increase (decrease) in cash and equivalents	(46)	7,906	(655)	—	(7,205)
Cash and equivalents at beginning of period	1,531	13,762	4,770	—	20,063

Cash and equivalents at end of period	$1,485	$21,668	$4,115	$—	$27,268

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

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

We serve markets with an attractive mix of both stability and growth. Our lead-acid battery separators serve the stable and predictable market for transportation and industrial applications, with approximately 80% of sales for transportation applications coming from replacement batteries in the aftermarket. This replacement market is primarily driven by the growing size of the worldwide fleet of motor vehicles, which according to Ward’s Motor Vehicles Facts and Figures, has been growing approximately 3% per year. According to industry analysts, sales in the rechargeable lithium battery market are expected to grow at a compound annual growth rate of approximately 16% through 2011, driven by growth in underlying markets for portable electronic products (primarily mobile telephones and laptop computers) and the displacement of nickel-based battery technologies. In our primary healthcare end-market, hemodialysis, industry analysts estimate that the number of end-stage renal disease, or “ESRD,” patients has been growing 7% per year over the last twenty years, while the frequent dialysis treatments required to treat the disease create a stable and recurring demand for dialyzers and our dialyzer membranes. In our industrial and specialty filtration markets, ever-increasing demand for higher-purity process streams is driving high growth rates in a variety of end-markets, including semiconductor and microelectronics manufacturing, food and beverage processing and water purification.

Our markets are highly specialized, and we generally compete with only a few other companies. We enjoy longstanding relationships and collaborative partnerships with a diverse base of customers who are among the leaders in their respective markets. These relationships are strengthened by our ability to develop highly technical membrane products that meet the precise and evolving needs of customers. Most of our products require years of cooperative development with customers, extensive testing and, in some applications, regulatory approval prior to the introduction of our customers’ products to the market. Although many of our products are critical functional components in our customers’ end products, they typically represent a relatively small percentage of the final delivered cost. In many of our markets we are often selected as the customer’s exclusive supplier.

We serve our customers globally with strategically located manufacturing facilities in the major geographic markets of North America, Europe and Asia.

Historically, our growth has been both organic and through acquisitions. In December 1999, we acquired Celgard, Inc., the lithium battery separator and separation membrane business of Celanese A.G., which gave us access to the fast-growing electronics and specialty filtration markets. In February 2002, we acquired Membrana GmbH, a German corporation, from Acordis A.G., or “Acordis,” to expand our presence in attractive healthcare and specialty filtration markets. Almost every process stream has a filtration application, while many end products require materials possessing specialized filtration and separation functions. The large and extremely fragmented filtration and separation market presents an opportunity for further consolidation into our already diverse markets and leading platform of technologies.

On May 13, 2004, Polypore and its shareholders consummated a stock purchase agreement with PP Acquisition Corporation (“PP Acquisition”), a subsidiary of Polypore International, pursuant to which PP Acquisition purchased all of the outstanding shares of the Company’s capital stock. The aggregate purchase price, including acquisition related costs, was approximately $1,150.1 million in cash. In connection with these transactions, PP Acquisition (i) obtained a new credit facility with initial borrowings of approximately $414.9 million,

(ii) issued $225.0 million aggregate principal amount of 8 3/4% senior subordinated dollar notes due 2012 and €150.0 million aggregate principal amount of 8 3/4% senior subordinated euro notes due 2012 (collectively, the “8 3/4% Notes”), with an aggregate face amount of $405.9 million, and (iii) received equity contributions from its shareholders of $320.4 million. PP Acquisition used the net proceeds from the new credit facility, the issuance of the 8 3/4% Notes and the equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation (the transactions associated with the acquisition of Polypore being, collectively, the “Transactions”).

The acquisition of the Company by PP Acquisition was accounted for as a purchase in conformity with FASB Statement No. 141, Business Combinations (“FAS 141”) and FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The total cost of the merger of PP Acquisition with and into the Company has been allocated as a change in basis to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of May 13, 2004, the date of the merger. The purchase price allocation is based on preliminary estimates and may be adjusted based on the finalization of certain accruals recorded in connection with the Transactions. The excess of the purchase price over the fair value of the net assets purchased was approximately $537.7 million and was allocated to goodwill. The goodwill is not deductible for income tax purposes. For accounting purposes, the Transactions were accounted for as if they occurred on the last day of the Company’s fiscal month ended May 1, 2004, which is the closest fiscal month end to May 13, 2004, the closing date of the Transactions.

Critical accounting policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies that we believe are critical to the understanding of our operating results and financial condition. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. For additional accounting policies, see Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

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

Impairment of Intangibles and Goodwill

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill and indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions would increase or decrease the estimated value of future cash flows and recognition of an impairment loss might be required.

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

Environmental Matters

In connection with the Transactions, we identified and accrued for potential environmental contamination at our manufacturing facility in Potenza, Italy and potential penalties that may result from a Finding of Violation (“FOV”) at our manufacturing facility in Corydon, Indiana from the U.S. Environmental Protection Agency. In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations for costs to remediate known environmental issues and operational upgrades as a matter of good manufacturing practices or in order to remain in compliance with local regulations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain historical operating data of Polypore in amount and as a percentage of net sales:

	Three months ended
(in millions)	April 2, 2005	April 3, 2004

Net sales	$112.5	$140.1

Gross profit	38.9	53.9
Selling, general and administrative expenses	18.4	17.5

Operating income	20.5	36.4
Interest expense, net	14.9	4.5
Foreign currency and other	(1.6)	0.5

Income before income taxes	7.2	31.4
Income taxes	1.7	10.7

Net income	$5.5	$20.7

	Three months ended
(in millions)	April 2, 2005	April 3, 2004

Net sales	100.0%	100.0%

Gross profit	34.6%	38.5%
Selling, general and administrative expenses	16.4%	12.5%

Operating income	18.2%	25.9%
Interest expense, net	13.2%	3.2%
Foreign currency and other	-1.4%	0.4%

Income before income taxes	6.4%	22.4%
Income taxes	1.5%	7.6%

Net income	4.9%	14.8%

Three month period ended April 2, 2005 (Post-Transaction) with the three month period ended April 3, 2004

Net sales. Net sales for the three months ended April 2, 2005 were $112.5 million, a decrease of $27.6 million, or 19.7%, from the three months ended April 3, 2004. For the energy storage segment, net sales for the three months ended April 2, 2005 were $76.3 million, a decrease of $18.6 million, or 19.6%, from the three months ended April 3, 2004. The decrease in energy storage sales was due to lower sales for both the lithium and lead-acid battery markets. Lithium battery separator sales in the three months ended April 2, 2005 decreased from the same period in the prior year by $15.6 million due to higher than expected growth rates, primarily in China, that occurred during the first half of 2004. While we believe there will be continued long-term growth in the market, the decline in ordering patterns that occurred in the second half of 2004 continued into the first quarter of 2005. Although we are unable to predict the timing, we expect lithium battery market conditions in China to improve in 2005. Lead-acid battery separator sales decreased by $4.0 million due primarily to timing of orders. Energy storage sales include $1.6 million from the positive impact of the dollar/euro exchange rate. For the separations media segment, net sales for the three months ended April 2, 2005 were $36.2 million, a decrease of $9.0 million, or 19.9%, from the three months ended April 3, 2004. The decrease in separations media sales was primarily due to the loss of a hemodialysis customer that made the decision to outsource the manufacturing of its dialyzers to another company that does not currently source membranes from us. Separations media net sales include $1.8 million from the positive impact of the dollar/euro exchange rate.

Gross Profit. Gross profit for the three months ended April 2, 2005 was $38.9 million, a decrease of $15.0 million, or 27.8%, from the three months ended April 3, 2004. Gross profit as a percent of sales for the three months ended April 2, 2005 decreased to 34.6% from 38.5% in the prior year. For the energy storage segment, gross profit for the three months ended April 2, 2005 was $25.7 million, a decrease of $13.2 million, or 34.0%, from the same period in the prior year. Gross profit in the energy storage segment as a percent of sales for the three months ended April 2, 2005 decreased to 33.7% from 41.0%. The decrease was the result of the decrease in production volumes related to the slowdown in lithium sales and a change in product mix. For the separations media segment, gross profit for the three months ended April 2, 2005 was $13.2 million, a decrease of $1.8 million, or 12.0%, from the same period in the prior year. Gross profit in the separations media segment as a percent of sales for the three months ended April 2, 2005 increased to 36.5% from 33.2% in the same period of the prior year. The increase was due to the benefits of the business restructuring in Europe and lower depreciation expense as a result of the application of purchase accounting.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended April 2, 2005 were $18.4 million, an increase of $0.9 million, or 5.1%, from the three months ended April 3, 2004. The increase was due to a $3.8 million increase in amortization expense as a result of the application of purchase accounting, offset somewhat by lower expenses in connection with cost reduction measures.

Business restructuring. In connection with our continued efforts to manage costs and in response to the decision of one of our customers to outsource its dialyzer production, we are currently implementing a number of cost reduction measures relating to our separations media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions. The timing and scope of these restructuring measures are subject to change as we further evaluate our business needs and costs. As a first step in these cost reduction efforts, on September 3, 2004, we announced a layoff of approximately 200 employees at our Wuppertal, Germany facility. During the year ended January 1, 2005, we recorded a charge of $13.9 million as an estimate of the costs associated with the layoff. The employee layoffs will occur throughout 2005. We expect to make most of the payments and realize some cost savings related to the layoffs during fiscal 2005. After completion of the layoffs, we expect to realize annual cost savings in cost of goods sold and selling, general and administrative expenses of approximately $10.0 million. In connection with our customer’s outsourcing of its dialyzer production, we also recorded a charge for raw materials, a portion of which we are obligated to purchase under an existing purchase commitment, of $1.8 million in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of our research and development operations, we expect to record a charge of approximately $2.6 million to earnings in fiscal 2005. We do not expect to record any impairment to long-lived assets in connection with the relocation. The costs of the restructuring are expected to be funded from cash generated from operations.

Interest expense, net. Interest expense, net was $14.9 million for the three months ended April 2, 2005, an increase of $10.4 million from the three months ended April 3, 2004. The increase in interest expense is attributable to the increase in senior debt and issuance of the 8 3/4% Notes in connection with the Transactions.

Income taxes, net. Income tax expense as a percentage of income before income taxes for the three months ended April 2, 2005 was 23.6%, as compared to 34.0% for the three months ended April 3, 2004. The decrease in the effective tax rate for 2005 is due primarily to lower taxable income in the U.S. as a result of higher interest expense, which will provide a tax benefit in the current year. As U.S. taxable income decreases and foreign taxable income relative to total taxable income increases, our effective tax rate declines because of lower overall effective tax rates in foreign jurisdictions.

Liquidity and Capital Resources

Operating activities. Net cash provided by operations was $29.2 million in the three months ended April 2, 2005, as compared to $17.1 million in the three months ended April 3, 2004. Cash provided by operations for the three months ended April 2, 2005 consisted of net income before non-cash expenses and a decrease in working capital. Accounts receivable decreased approximately $7.2 million due to a 14.0% decrease in days sales in receivables and a decrease in the dollar/euro exchange rate of $2.7 million. Inventory was consistent with the prior year, as an 8.8% increase in inventory days was offset by a decrease in the dollar/euro exchange rate. Accounts payable and accrued liabilities increased due to a $9.2 million increase in accrued interest related to the new senior and subordinated debt issued in connection with the Transactions (interest for the subordinated debt is paid semi-annually in the second and fourth quarters), offset somewhat by $4.2 million in cash payments related to the business restructuring, timing of certain payments and a decrease in the dollar/euro exchange rate of $2.0 million.

Cash provided by operations for the three months ended April 3, 2004 consisted of net income before non-cash expenses, offset somewhat by an increase in working capital. Accounts receivable increased due to higher sales of lithium battery separators and hemodialysis membranes during this period.

Investing activities. Capital expenditures were $3.1 million and $4.2 in the three months ended April 2, 2005 and April 3, 2004, respectively. We expect to spend approximately $20.0 million for capital expenditures in fiscal 2005. In the three months ended April 3, 2004, we received proceeds of $1.9 million from the sale of undeveloped land at our French facility.

Financing activities. Cash used in financing activities was $26.9 million and $6.5 million in the three months ended April 2, 2005 and April 3, 2004, respectively. During the three months ended April 2, 2005, we made an optional prepayment of $25.0 million on the term loans under the Credit Facility. In accordance with the Credit Facility, the prepayment was applied first to the quarterly payments due for the next twelve months and second, pro rata against the remaining scheduled installments of principal. After giving effect to the prepayment, the term loans will require quarterly payments of principal of approximately $1.0 million at the end of each fiscal quarter beginning on April 1, 2006.

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

Borrowings under our Credit Facility bear interest at our choice of the Eurodollar rate or adjusted base rate, or “ABR,” in each case, plus an applicable margin, subject to adjustment based on a pricing grid. As of April 2, 2005, our cash interest requirements for the next 12 months are expected to be approximately $58.0 million.

Our Credit Facility requires us to meet a minimum interest coverage ratio, a maximum leverage ratio and a maximum capital expenditures limitation. Under our Credit Facility, compliance with the minimum interest coverage ratio and maximum leverage ratio tests is determined based on a calculation of adjusted EBITDA in which certain items are added back to EBITDA.

Adjusted EBITDA is calculated as follows:

	Twelve Months	Three Months
	Ended	Ended
(in millions)	April 2, 2005	April 2, 2005 (1)

Net income	$(3.3)	$5.5
Add:
Depreciation and amortization	51.7	14.3
Interest expense, net	54.3	14.9
Provision for income taxes	(2.0)	1.7

EBITDA	100.7	36.4

Add:
Foreign currency (gain) loss	1.5	(1.3)
Unrealized hedging gain (2)	(1.3)	—
Salary and bonus paid to former officers (3)	(1.1)	—
Inventory purchase accounting adjustments (4)	19.0	—
In-process research and development (5)	5.3	—
Transactions costs (6)	1.2	—
Operating lease payments on leases to be refinanced (7)	3.6	0.7
Business restructuring (8)	15.7	—
Loss on disposal of property, plant, and equipment	0.7	—

Adjusted EBITDA	$145.3	$35.8

(1)	Statement of operations data presented for the twelve months ended April 2, 2005 represents the combination of historical results for the period from April 3, 2004 through May 1, 2004 (Pre-Transaction) with the results for the period from May 2, 2004 through April 2, 2005 (Post-Transaction).

(2)	Represents the non-cash hedging gain for changes in the fair value of the derivative instruments used to manage interest rate risk as required by Polypore’s former credit agreement.

(3)	Represents the salary and bonus for former owners who are not involved with Polypore subsequent to the Transactions.

(4)	Represents the write-off of the inventory purchase accounting adjustment for inventory that was sold during the period.

(5)	Represents the one-time charge for purchased in-process research and development.

(6)	Represents non-recurring costs incurred in connection with the Transactions.

(7)	Represents payments under two operating lease agreements that the Company intends to refinance. On October 29, 2004, the Company refinanced one of the operating leases through a capital lease agreement. The Company intends to terminate the other operating lease and purchase the equipment from the lessor.

(8)	Represents business restructuring costs, including estimated costs of employee layoffs and loss on an inventory purchase commitment which is included in cost of goods sold.

The calculation of the minimum interest coverage ratio is as follows:

	Twelve Months
	Ended
(in millions)	April 2, 2005

Adjusted EBITDA	$145.3
Consolidated interest expense, as defined in the Credit Agreement	51.7
Actual interest coverage ratio	2.81	x
Permitted minimum interest coverage ratio	2.25	x

The calculation of the maximum leverage ratio is as follows:

	Twelve Months
	Ended
(in millions)	April 2, 2005

Indebtedness, as defined in the Credit Agreement	$823.0
Adjusted EBITDA	145.3
Actual leverage ratio	5.67	x
Permitted maximum leverage ratio	6.25	x

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

We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under our credit facility compared to our anticipated cash requirements for debt service, working capital, cash taxes, and capital expenditures as well as funding requirements for long-term liabilities. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Risk factors” set forth in Exhibit 99.1 to our Annual Report on Form 10-K for fiscal 2004.

Our 8 3/4% Notes will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, such notes do not require principal payments prior to their maturity in 2012. Interest on the 8 3/4% Notes is payable semi-annually in cash. The 8 3/4% Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

We believe that annual capital expenditure limitations imposed by our Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.

We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal of, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Risk factors” set forth in Exhibit 99.1 to our Annual Report on Form 10-K for fiscal 2004.

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

Foreign Operations

We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $72.2 million and $81.4 million for the three months ended April 2, 2005 and April 3, 2004, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Seasonality

Historically, our results of operations have not been materially affected by seasonal fluctuations. However, operations at our European production facilities are traditionally subject to shutdown during the month of August each year for employee vacations. As a result, revenues and net income during the third quarter of fiscal 2005 and in any fiscal year in the future may be impacted by these shutdowns. In view of the seasonal fluctuations, we believe that comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Standards

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets (“FAS 153”), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal 2006 for the Company). Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not believe there will be a significant impact as a result of adopting this Statement.

In November 2004, the FASB issued Statement No. 151, Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for all fiscal years beginning after June 15, 2005 (2006 for the Company). Management does not believe there will be a significant impact as a result of adopting this Statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk

At April 2, 2005, we had fixed rate debt of approximately $420.8 million and variable rate debt of approximately $394.0 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately $3.9 million per year. We currently are not a party to any interest rate hedging arrangements. Our hedging arrangements were terminated in connection with the closing of the Transactions. We may decide in the future to enter into interest rate hedging arrangements.

Prior to the closing of the Transactions, we used an interest rate swap as required by our then existing senior credit facility to reduce the risk of interest rate volatility. In March 2000, we entered into an interest rate hedge agreement with a major U.S. bank. The hedge agreement contained a collar that provided a ceiling and a floor interest rate above or below which the interest rate on the hedged portion of the term debt would not vary. Upon adoption of FASB Statement No. 133, as amended, Accounting for Derivatives and Hedging Activity (“FAS 133”), we determined the interest rate hedge agreement did not qualify for hedge accounting as defined in FAS 133. Accordingly, the fair value of the financial instrument was recorded in the financial statements and subsequent changes in fair value were recorded in earnings in the period of change. At December 28, 2002, the fair value of the interest rate hedge agreement was approximately $7.6 million and was included in accrued liabilities. During 2002, the three month LIBO rate fell below the floor rate in the collar agreement and we made payments to the bank of approximately $2.6 million.

On December 31, 2002, the interest rate hedge agreement expired and the bank exercised its option to enter into a swap agreement. The swap agreement effectively converted the variable interest rate on $57.2 million of the term debt to a fixed rate of 6.55%. The swap agreement did not qualify for hedge accounting treatment as defined in FAS 133. Accordingly, the fair value of the financial instrument was recorded as liability and subsequent changes in fair value are recorded in earnings in the period of change. At January 3, 2004, the fair value of the swap agreement was approximately $5.4 million and was included in accrued liabilities. During 2004 (prior to the Transaction) and fiscal year 2003, Polypore made payments to the bank of $0.9 million and $4.0 million, respectively, representing the difference between the fixed interest rate on the swap and the variable interest rate paid on the debt. The swap agreement was terminated in connection with the closing of the Transaction.

Use of hedging contracts would allow us to reduce our overall exposure to interest rate changes, since gains and losses on these contracts would offset losses and gains on the transactions being hedged. We formally document all hedged transactions and hedging instruments, and assess, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties.

Currency risk

Outside of the United States, we maintain assets and operations in Europe and, to a much lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues are in a foreign currency other than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). In connection with the Transactions, we obtained euro-denominated senior secured and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Three Months Ended
	April 2, 2005	April 3, 2004

Period end rate	1.3050	1.2196
Period average rate	1.3040	1.2824

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of April 2, 2005, we did not have any foreign currency derivatives outstanding.

Item 4. Controls and Procedures

As of April 2, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of April 2, 2005, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

During the three months ended April 2, 2005, there has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

On April 5, 2005, the Company received a Finding of Violation (“FOV”) dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. When the Company met with the EPA, the Agency indicated their intent to request additional information. The Company is currently developing information responsive to that request. During the three months ended April 2, 2004, the Company has recorded its best estimate of potential penalties as an adjustment to the preliminary allocation of purchase price for the Transactions. Although the EPA has the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of the facts and circumstances, in consideration of prior cases and the EPA’s published civil penalty policies, and supported by discussions with third party advisors, we do not believe that the maximum penalty will be assessed and that penalties, if any, resulting from this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005		POLYPORE, INC.
(Registrant)

	By:	/s/ Frank Nasisi

Frank Nasisi
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos

Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)