Form 10-Q
period 2005-07-02
Polypore, Inc.
filed 2005-08-16
CIK 1294819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2005

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
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
Yes ☐ No ☑
The Company currently has 100 shares of common stock outstanding.

Polypore, Inc.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended July 2, 2005
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

Forward-looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore and its subsidiaries. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained under the captions “Controls and Procedures” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or the Company’s financial statements or the notes thereto. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under “Risk Factors” set forth in Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore, the following, among other things:
•	the highly competitive nature of the markets in which we sell our products;

•	the failure to continue to develop innovative products;

•	the increased use of synthetic hemodialysis filtration membranes by our customers;

•	the loss of our customers;

•	the vertical integration by our customers of the production of our products into their own manufacturing process;

•	increases in prices for raw materials or the loss of key supplier contracts;

•	employee slowdowns, strikes or similar actions;

•	product liability claims exposure;

•	risks in connection with our operations outside the United States;

•	the incurrence of substantial costs to comply with, or as a result of violations of, or liabilities under environmental laws;

•	the failure to protect our intellectual property;

•	the failure to replace lost senior management;

•	the incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•	the failure to effectively integrate newly acquired operations; and

•	the absence of expected returns from the amount of intangible assets we have recorded.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Polypore, Inc.
Condensed Consolidated Balance Sheets

(in thousands)	July 2, 2005 (Unaudited)	January 1, 2005*

Assets
Current assets:
Cash and equivalents	$31,163	$31,684
Accounts receivable, net	90,455	106,296
Inventories	59,831	61,789
Refundable income taxes	5,036	8,238
Deferred income taxes	3,252	7,954
Prepaid and other	7,116	5,288

Total current assets	196,853	221,249
Property, plant and equipment, net	393,548	441,350
Goodwill	537,517	535,844
Intangibles and loan acquisition costs, net	231,185	244,256
Environmental indemnification receivable, less current portion	17,894	20,125
Other	1,589	1,142

Total assets	$1,378,586	$1,463,966

Liabilities and shareholders’ equity
Current liabilities:
Revolving credit obligations	$—	$—
Accounts payable	19,586	20,581
Accrued liabilities	40,315	50,464
Current portion of debt-optional prepayment	—	25,000
Current portion of debt	4,390	2,260
Current portion of capital lease obligation	1,299	1,272

Total current liabilities	65,590	99,577
Debt, less current portion	792,658	824,939
Capital lease obligations, less current portion	6,688	7,344
Pension and postretirement benefits	45,551	48,652
Post employment benefits	8,212	10,119
Environmental reserve, less current portion	23,115	24,394
Deferred income taxes	124,627	138,566
Other	1,540	3,033
Commitments and contingencies

Shareholders’ equity:
Common stock	—	—
Paid-in capital	321,516	321,516
Retained (deficit)	(6,108)	(14,870)
Accumulated other comprehensive income (loss)	(4,803)	696

	310,605	307,342

Total liabilities and shareholders’ equity	$1,378,586	$1,463,966

(*) Derived from audited consolidated financial statements.
See notes to condensed consolidated financial statements

Polypore, Inc.
Condensed Consolidated Statements of Income (Unaudited)

			Pre-			Pre-
	Post-Transactions		Transactions	Post-Transactions		Transactions
	Three					January 4,
	Months	May 2, 2004	April 4, 2004	Six Months	May 2, 2004	2004
	Ended	through	through	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004	July 2, 2005	July 3, 2004	May 1, 2004

Net sales	$112,614	$88,729	$39,153	$225,112	$88,729	$179,273
Cost of goods sold	72,105	58,150	23,905	145,714	58,150	110,166

Gross profit	40,509	30,579	15,248	79,398	30,579	69,107
Selling, general and administrative expenses	18,202	12,614	5,888	36,592	12,614	23,381
Business restructuring	5,402	—	—	5,402	—	—
In process research and development	—	5,280	—	—	5,280	—

Operating income	16,905	12,685	9,360	37,404	12,685	45,726
Other (income) expense:
Interest expense, net	14,817	8,372	1,517	29,747	8,372	6,048
Foreign currency and other	(1,834)	370	54	(3,405)	370	481
Unrealized gain on derivative instrument	—	—	(1,308)	—	—	(1,321)

	12,983	8,742	263	26,342	8,742	5,208

Income before income taxes	3,922	3,943	9,097	11,062	3,943	40,518
Income taxes	613	1,302	3,002	2,300	1,302	13,685

Net income	$3,309	$2,641	$6,095	$8,762	$2,641	$26,833

See notes to condensed consolidated financial statements

Polypore, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

			Pre-
	Post-Transactions		Transactions
			January 4,
	Six Months	May 2, 2004	2004
	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004

Operating activities:
Net income	$8,762	$2,641	$26,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19,459	4,224	14,409
Amortization expense	8,903	2,908	808
Amortization of loan acquisition costs	1,319	425	632
Gain on disposal of property, plant and equipment	(18)	—	(1,432)
Business restructuring	5,402	—	—
Foreign currency and other	(3,515)	(2,038)	(3,067)
Changes in operating assets and liabilities:
Accounts receivable	9,557	(6,423)	(13,189)
Inventories	(2,651)	5,144	(1,434)
Prepaid and other current assets	(2,284)	(89)	(107)
Accounts payable and accrued liabilities	(7,926)	1,340	4,160
Other, net	(283)	(3,920)	1,298

Net cash provided by operating activities	36,725	4,212	28,911
Investing activities:
Purchases of property, plant and equipment	(6,617)	(2,187)	(5,497)
Proceeds from sale of property, plant and equipment	24	—	1,923

Net cash used in investing activities	(6,593)	(2,187)	(3,574)
Financing activities:
Proceeds from debt	—	819,335	610
Principal payments on debt	(27,393)	(262,015)	(7,923)
Borrowings on revolving credit agreement	—	1,500	—
Payments on revolving credit agreement	—	(10,000)	—
Loan acquisition costs	(415)	(19,405)	(59)
Payments made for the change in ownership in connection with the Transactions	—	(867,369)	—
Proceeds from equity investment	—	321,446	—

Net cash used in financing activities	(27,808)	(16,508)	(7,372)
Effect of exchange rate changes on cash and equivalents	(2,845)	(563)	(2,156)

Net increase (decrease) in cash and equivalents	(521)	(15,046)	15,809
Cash and equivalents at beginning of period	31,684	35,872	20,063

Cash and equivalents at end of period	$31,163	$20,826	$35,872

See notes to condensed consolidated financial statements

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
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
Change in Ownership — On January 30, 2004, the Company and its shareholders entered into a Stock Purchase Agreement with PP Acquisition Corporation (“PP Acquisition”), a subsidiary of Polypore International. On May 13, 2004, the Company and its stockholders consummated the stock purchase agreement with PP Acquisition, pursuant to which PP Acquisition purchased all of the outstanding shares of the Company’s capital stock (the “Transactions”). The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the Transactions, PP Acquisition obtained a new credit facility with initial borrowings of approximately $414,920,000, issued 8.75% senior subordinated notes with a face amount of $405,915,000 and received equity contributions from its shareholders of $320,385,000. PP Acquisition used the net proceeds from the new credit facility, the issuance of senior subordinated debt and equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under the Company’s existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into the Company, with the Company as the surviving corporation. At the time of closing, all classes of common stock of the Company were canceled and the common stock of PP Acquisition was converted into 100 shares of common stock of the Company.
The acquisition of the Company by PP Acquisition was accounted for as a purchase in conformity with FASB Statement No. 141, Business Combinations (“FAS 141”) and FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The total cost of the acquisition has been allocated as a change in basis to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of May 13, 2004, the date of the merger. For accounting purposes, the Transactions were accounted for as if they occurred on the last day of the Company’s fiscal month ended May 1, 2004, which is the closest fiscal month end to May 13, 2004, the closing date of the Transactions.
The following table summarizes the final purchase price allocation based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)

Current assets	$201,405
Property, plant and equipment	406,934
Intangible assets	253,005
Goodwill	537,517
Other assets	23,933

Total assets acquired	1,422,794

Current liabilities	85,830
Debt, less current portion	819,790
Pension, postretirement and post employment benefits	54,027
Deferred income taxes	120,298
Other	22,464

Total liabilities assumed	1,102,409

Net assets acquired	$320,385

The excess of the purchase price over the fair value of the net assets purchased was approximately $537,517,000 and was allocated to goodwill. The goodwill was assigned to the Energy Storage and Separations Media segments in the amounts of $373,468,000 and $164,049,000, respectively. The goodwill is not deductible for income tax purposes.
The following unaudited pro forma financial data summarizes the results of operations for the three and six months ended July 3, 2004 as if the Transactions had occurred as of the beginning of each period. Unaudited pro forma results below are based on historical results of operations

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
and include adjustments for depreciation, amortization and interest expense associated with the Transactions and the related income tax effects of these adjustments. The unaudited pro forma results for the three and six months ended July 3, 2004 exclude non-recurring costs of $5,280,000 for the write-off of in process research and development costs and $8,490,000 for the sale of inventory that was revalued in connection with the application of purchase accounting for the Transactions. The pro forma amounts do not necessarily reflect actual results that would have occurred.

	Three Months Ended	Six Months Ended
(in thousands)	July 3, 2004	July 3, 2004

Net sales	$127,882	$268,002
Net income	$12,730	$25,608

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the three and six months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the year ended January 1, 2005.
3. Accounting Pronouncements
In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“FAS 154”). This standard establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 completely replaces APB Opinion No. 20 and FAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe there will be a significant impact as a result of adopting this Statement.
In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. The consensus in this Issue is effective for fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate affected by a change in accounting principle as described in paragraph 19 of FAS 154. The Company is currently evaluating the provisions of this standard to determine the impact of adopting this statement.
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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
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
4. Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. For purchase accounting, the value of inventory on hand at May 1, 2004 was increased by $18,505,000 to reflect the fair value of such inventory, less cost to sell. Operating results for the period from May 2, 2004 through July 3, 2004 include an $8,490,000 increase in cost of goods sold representing the write-off of the purchase accounting adjustment for inventory that was sold during this period. The remaining inventory purchase accounting adjustment was charged to cost of goods sold in the third and fourth quarters of fiscal 2004.
Inventories consist of the following:

(in thousands)	July 2, 2005	January 1, 2005

Raw materials	$20,720	$22,243
Work-in-process	6,934	6,395
Finished goods	32,177	33,151

Total	$59,831	$61,789

5. Debt
Debt, in order of priority, consists of:

(in thousands)	July 2, 2005	January 1, 2005

Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	386,715	416,941
8.75% senior subordinated notes	406,665	429,315
Other	3,668	5,943

	797,048	852,199
Less optional prepayment	—	25,000
Less current maturities	4,390	2,260

Long-term debt	$792,658	$824,939

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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
6. Pension and Other Postretirement Benefits
The Company’s subsidiaries sponsor multiple defined benefit pension plans, which are primarily located at subsidiaries outside of the U.S., and an other postretirement benefit plan located in the U.S.
The following tables provide the components of net periodic benefit cost:

	Pension Plans
			Pre-			Pre-
	Post-Transactions		Transactions	Post-Transactions		Transactions
	Three				May 2,	January 4,
	Months	May 2, 2004	April 4, 2004	Six Months	2004	2004
	Ended	through	through	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004	July 2, 2005	July 3, 2004	May 1, 2004

Service cost	$652	$302	$151	$1,230	$302	$604
Interest cost	857	445	223	1,616	445	891
Expected return on plan assets	(245)	(131)	(65)	(458)	(131)	(261)
Amortization of prior service cost	—	—	14	—	—	57
Recognized net actuarial loss	16	24	12	30	24	48

Net periodic benefit cost	$1,280	$640	$335	$2,418	$640	$1,339

	Other Postretirement Benefits
			Pre-			Pre-
	Post-Transactions		Transactions	Post-Transactions		Transactions
	Three					January 4,
	Months	May 2, 2004	April 4, 2004	Six Months	May 2, 2004	2004
	Ended	through	through	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004	July 2, 2005	July 3, 2004	May 1, 2004

Service cost	$7	$5	$2	$14	$5	$9
Interest cost	29	19	9	58	19	38
Amortization of prior service cost	—	—	(3)	—	—	(15)
Recognized net actuarial loss	—	—	—	—	—	1

Net periodic benefit cost	$36	$24	$8	$72	$24	$33

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
The Company is still in the process of evaluating the effects of the repatriation provision that allows companies to repatriate foreign earnings to the U.S. by making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. This deduction would result in a 5.25% effective federal prate on repatriated earnings. The Company is not able to estimate

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
the impact of the repatriation provisions at this time. However, the Company does not expect any negative impact from these provisions.
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
Financial information relating to the reportable operating segments is presented below:

			Pre-			Pre-
	Post-Transactions		Transactions	Post-Transactions		Transactions
	Three					January 4,
	Months	May 2, 2004	April 4, 2004	Six Months	May 2, 2004	2004
	Ended	through	through	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004	July 2, 2005	July 3, 2004	May 1, 2004

Net sales to external customers:
Energy storage	$81,657	$60,204	$24,513	$157,916	$60,204	$119,436
Separations media	30,957	28,525	14,640	67,196	28,525	59,837

Total net sales to external customers	$112,614	$88,729	$39,153	$225,112	$88,729	$179,273

Operating income:
Energy storage	$13,426	$6,217	$6,693	$26,340	$6,217	$35,146
Separations media	3,479	6,468	2,667	11,064	6,468	10,580

Total operating income	16,905	12,685	9,360	37,404	12,685	45,726
Reconciling items:
Interest expense	14,817	8,372	1,517	29,747	8,372	6,048
Other	(1,834)	370	(1,254)	(3,405)	370	(840)

Total consolidated income before income taxes	$3,922	$3,943	$9,097	$11,062	$3,943	$40,518

Depreciation and amortization:
Energy storage	$8,282	$4,338	$1,994	$16,682	$4,338	$7,208
Separations media	5,764	2,794	1,683	11,680	2,794	8,009

Total depreciation and amortization	$14,046	$7,132	$3,677	$28,362	$7,132	$15,217

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
9. Related Party Transactions
The Company’s German subsidiary has an equity investment in a German patent and trademark legal firm. The investment represents 25% ownership of the firm and is accounted for by the equity method of accounting. Its equity investment account balance was $147,000 and $154,000 at July 2, 2005 and January 1, 2005, respectively. Charges from the affiliate for work performed were $291,000 and $723,000 for the three and six month periods ended July 2, 2005, respectively. Charges from the affiliate were $523,000, $262,000 and $0 for the periods from January 4, 2004 through May 1, 2004, April 4, 2004 through May 1, 2004 and May 2, 2004 through July 3, 2004, respectively. Amounts due to the affiliate were approximately $0 and $357,000 at July 2, 2005 and January 1, 2005, respectively.
The Company’s corporate headquarters were housed in space leased by a former shareholder of the Company from an affiliate of the former shareholder. A portion of the lease payments and other expenses, primarily insurance and allocated other direct costs, were charged to the Company. Charges from the affiliate for work performed were $5,000 and $32,000 for the three and six month periods ended July 2, 2005, respectively. Charges from the affiliate were $165,000, $35,000 and $160,000 and for the periods from January 4, 2004 through May 1, 2004, April 4, 2004 through May 1, 2004 and May 2, 2004 through July 3, 2004, respectively.
10. Comprehensive Income
Comprehensive income is as follows:

			Pre-			Pre-
	Post-Transactions		Transactions	Post-Transactions		Transactions
	Three					January 4,
	Months	May 2, 2004	April 4, 2004	Six Months	May 2, 2004	2004
	Ended	through	through	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004	July 2, 2005	July 3, 2004	May 1, 2004

Net income	$3,309	$2,641	$6,095	$8,762	$2,641	$26,833
Other comprehensive income (loss), primarily foreign currency translation	(3,127)	4,875	(8,155)	(5,499)	4,875	(19,848)

Comprehensive income (loss)	$182	$7,516	$(2,060)	$3,263	$7,516	$6,985

11. Environmental Matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Although it is not possible to predict with certainty the outcome of environmental matters of which the Company is aware, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of amounts accrued should result in a material adverse effect on the business, financial condition or results of operations of the Company.
In connection with the Transactions, the Company identified a potential enforcement issue with the United States Environmental Protection Agency (“EPA”). On April 5, 2005, the Company received a Finding of Violation (“FOV”) dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company has responded timely to formal and informal information requests from the Agency. During the three months ended April 2, 2005, the Company recorded its best estimate of potential penalties as an adjustment to the preliminary allocation of purchase price for the Transactions. Subsequent to April 2, 2005, the Company had additional discussions with the EPA. Based on the results of these discussions, the estimate of potential penalties was adjusted in May 2005 through further adjustment to the allocation of purchase price. Although the EPA

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
has the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of the facts and circumstances, in consideration of prior cases and the EPA’s published civil penalty policies, and supported by discussions with third-party advisors, management does not believe that the maximum penalty will be assessed and that penalties resulting from this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company.
In connection with the Transactions, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Subsequent to the Transactions, additional environmental studies were performed with the assistance of a third-party advisor and a preliminary plan for remediation was developed. The Company reported the matter to the proper authorities and presented its plan for remediation. Based on this initial plan, the Company recorded an initial estimate of the liability of $1,392,000 in the preliminary allocation of purchase price at January 1, 2005. During the three months ended April 2, 2005, the remediation plan was further refined and new cost estimates were developed with assistance of the third-party advisor and in consultation with the Italian environmental authorities. Based on these changes, the accrual was increased by $1,869,000 through further adjustment to the preliminary allocation of purchase price. The Company anticipates that expenditures will be made over the next seven to ten years.
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
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. Claims indemnified through the Akzo agreement are subject to an aggregate 2,000,000 Euro deductible ($2,422,000 U.S. dollars at July 2, 2005). In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At July 2, 2005, amounts receivable under the indemnification agreement were $18,167,000.
12. Business Restructuring
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s Energy Storage segment is transferring certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan includes the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina will be relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $7,900,000, of which $5,148,000 was recognized in the three months ended July 2, 2005 and the remaining costs will be recognized over the rest of 2005 and in 2006. We expect to realize most of the cost savings in 2006 and the full amount of the savings in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
As a first step in the production capacity realignment plan, the Company announced layoffs of 110 employees at its Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and early retirement program is expected to be approximately $4,600,000, of which $3,849,000 was recognized in the three months ended July 2, 2005 and the remaining costs will be recognized over the rest of 2005 and in 2006.

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
As part of the realignment plan, the Company recorded an impairment charge of $1,278,000 in the three months ended July 2, 2005 for property, plant and equipment located at the Feistritz, Austria facility that will not be relocated to Prachinburi, Thailand. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”, the impairment charge represents the amount by which the carrying value of the assets exceeds the expected future cash flows to be generated over the remaining life of the assets.
In connection with the realignment plan, the Company estimates that other costs, including disassembly, moving, and legal expenses, will be approximately $2,000,000, of which $21,000 was incurred during the three months ended July 2, 2005. These costs will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).
2004 Restructuring Plan
In an effort to manage costs and in response to the decision of a customer to outsource its dialyzer production, the Company implemented a number of cost reduction measures in 2004 relating to the Separations Media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions.
The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs. As a first step in these cost reduction efforts, on September 3, 2004, the Company announced a layoff of approximately 200 employees at its Wuppertal, Germany facility. During the year ended January 1, 2005, a charge of $13,899,000 was recorded as an estimate of the costs associated with the layoff. The Company expects to make most of the payments and realize a portion of the cost savings related to the layoffs during fiscal 2005. In connection with a customer’s outsourcing of its dialyzer production, the Company also recorded a charge for raw materials, a portion of which the Company is obligated to purchase under an existing purchase commitment, of $1,788,000 in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of its research and development operations, the Company expects to record a charge to earnings of approximately $2,600,000, of which $254,000 was recognized in the three months ended July 2, 2005 and the remainder is expected to occur in the third and fourth quarters of 2005. The Company does not expect to record any impairment to long-lived assets in connection with the relocation.
The restructuring reserve is comprised of the following:

	Balance at				Foreign
	January 1,	Restructuring	Non-cash	Cash	Currency	Balance at
(in thousands)	2005	Charges	Charges	Payments	Translation	July 2, 2005

2004 Restructuring Plan
Severance and benefit costs	$14,944	$—	$—	$(7,649)	$(1,082)	$6,213
Raw materials	1,256	—	—	—	(139)	1,117
Other	—	254	—	(254)	—	—
2005 Restructuring Plan
Severance and benefit costs	—	3,849	—	(10)	(149)	3,690
Asset disposals and impairments	—	1,278	(1,278)	—	—	—
Other	—	21	—	(21)	—	—

Total	$16,200	$5,402	$(1,278)	$(7,934)	$(1,370)	$11,020

The current portion of the reserve for business restructuring costs is recorded in accrued liabilities and the non-current portion is recorded in other non-current liabilities.
13. Financial Statements of Guarantors
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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
Payment of the senior subordinated notes is fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis without restrictions on funds transfer by certain of the Company’s subsidiaries (the “Guarantors”). Each guarantor is 100% owned by the Company. Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements. The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.
Condensed Consolidating Balance Sheet
As of July 2, 2005

		Combined
	Combined	Non-		Reclassifications
	Guarantor	Guarantor	The	and
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Assets
Cash and equivalents	$416	$17,483	$13,264	$—	$31,163
Accounts receivable, net	33,026	57,429	—	—	90,455
Inventories	17,116	42,715	—	—	59,831
Other	4,492	4,986	5,926	—	15,404

Total current assets	55,050	122,613	19,190	—	196,853
Due from affiliates	172,100	207,954	295,014	(675,068)	—
Investment in subsidiaries	165,720	205,521	255,037	(626,278)	—
Property, plant and equipment, net	109,600	283,948	—	—	393,548
Goodwill	—	—	537,517	—	537,517
Intangibles and loan acquisition costs, net	76	—	231,109	—	231,185
Other	1,312	18,171	—	—	19,483

Total assets	$503,858	$838,207	$1,337,867	$(1,301,346)	$1,378,586

Liabilities and shareholders’ equity
Accounts payable, accrued liabilities and other	$9,062	$45,540	$5,299	$—	$59,901
Current portion of debt	92	2,335	1,963	—	4,390
Current portion of capital lease obligation	1,299	—	—	—	1,299

Total current liabilities	10,453	47,875	7,262	—	65,590
Due to affiliates	299,934	210,338	164,796	(675,068)	—
Debt, less current portion	—	1,240	791,418	—	792,658
Capital lease obligations, less current portion	6,688	—	—	—	6,688
Pension and postretirement benefits	2,300	43,251	—	—	45,551
Post employment benefits	—	8,212	—	—	8,212
Environmental reserve, less current portion	—	23,115	—	—	23,115
Deferred income taxes and other	3,356	59,025	63,786	—	126,167
Shareholders’ equity	181,127	445,151	310,605	(626,278)	310,605

Total liabilities and shareholders’ equity	$503,858	$838,207	$1,337,867	$(1,301,346)	$1,378,586

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Balance Sheet
As of January 1, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Assets
Cash and equivalents	$2,263	$20,244	$9,177	$—	$31,684
Accounts receivable, net	37,237	69,059	—	—	106,296
Inventories	19,265	42,524	—	—	61,789
Other	1,561	9,985	9,934	—	21,480

Total current assets	60,326	141,812	19,111	—	221,249
Due from affiliates	178,805	253,225	300,797	(732,827)	—
Investment in subsidiaries	172,372	212,563	273,046	(657,981)	—
Property, plant and equipment, net	113,048	328,302	—	—	441,350
Goodwill	—	—	535,844	—	535,844
Intangibles and loan acquisition costs, net	82	—	244,174	—	244,256
Other	797	20,470	—	—	21,267

Total assets	$525,430	$956,372	$1,372,972	$(1,390,808)	$1,463,966

Liabilities and shareholders’ equity
Accounts payable, accrued liabilities and other	$8,857	$54,561	$7,627	$—	$71,045
Current portion of debt	97	2,163	25,000	—	27,260
Current portion of capital lease obligation	1,272	—	—	—	1,272

Total current liabilities	10,266	56,724	32,627	—	99,577
Due to affiliates	306,530	281,718	144,579	(732,827)	—
Debt, less current portion	—	3,683	821,256	—	824,939
Capital lease obligations, less current portion	7,344	—	—	—	7,344
Pension and postretirement benefits	2,231	46,421	—	—	48,652
Post employment benefits	—	10,119	—	—	10,119
Environmental reserve, less current portion	—	24,394	—	—	24,394
Deferred income taxes and other	3,359	71,072	67,168	—	141,599
Shareholders’ equity	195,740	462,241	307,342	(657,981)	307,342

Total liabilities and shareholders’ equity	$525,430	$956,372	$1,372,972	$(1,390,808)	$1,463,966

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Income
For the three months ended July 2, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$41,910	$70,704	$—	$—	$112,614
Cost of goods sold	19,849	52,256	—	—	72,105

Gross profit	22,061	18,448	—	—	40,509
Selling, general and administrative expenses	11,016	7,186	—	—	18,202
Business restructuring	159	5,243	—	—	5,402

Operating income	10,886	6,019	—	—	16,905
Other (income) expense, net	(352)	(590)	13,925	—	12,983
Equity earnings in subsidiaries	—	—	(9,793)	9,793	—

Income before income taxes	11,238	6,609	(4,132)	(9,793)	3,922
Income taxes	5,146	2,379	(6,912)	—	613

Net income	$6,092	$4,230	$2,780	$(9,793)	$3,309

Condensed Consolidating Statement of Income
For the period from May 2, 2004 through July 3, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$38,359	$50,370	$—	$—	$88,729
Cost of goods sold	23,371	34,779	—	—	58,150

Gross profit	14,988	15,591	—	—	30,579
Selling, general and administrative expenses	7,264	5,350	—	—	12,614
In process research and development	5,280	—	—	—	5,280

Operating income	2,444	10,241	—	—	12,685
Other expense, net	(230)	749	8,223	—	8,742
Equity earnings in subsidiaries	—	—	(8,034)	8,034	—

Net income before income taxes	2,674	9,492	(189)	(8,034)	3,943
Income taxes	1,048	3,084	(2,830)	—	1,302

Net income	$1,626	$6,408	$2,641	$(8,034)	$2,641

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Income
For the period from April 4, 2004 through May 1, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$17,555	$21,598	$—	$—	$39,153
Cost of goods sold	7,845	16,060	—	—	23,905

Gross profit	9,710	5,538	—	—	15,248
Selling, general and administrative expenses	3,241	2,647	—	—	5,888

Operating income	6,469	2,891	—	—	9,360
Other expense, net	(102)	158	207	—	263
Equity earnings in subsidiaries	—	—	(6,993)	6,993	—

Net income before taxes	6,571	2,733	6,786	(6,993)	9,097
Income taxes	1,410	901	691	—	3,002

Net income	$5,161	$1,832	$6,095	$(6,993)	$6,095

Condensed Consolidating Statement of Income
For the six months ended July 2, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$82,302	$142,810	$—	$—	$225,112
Cost of goods sold	41,544	104,170	—	—	145,714

Gross profit	40,758	38,640	—	—	79,398
Selling, general and administrative expenses	22,026	14,566	—	—	36,592
Business restructuring	159	5,243	—	—	5,402

Operating income	18,573	18,831	—	—	37,404
Other expense, net	(869)	(649)	27,860	—	26,342
Equity earnings in subsidiaries	—	—	(25,157)	25,157	—

Net income before taxes	19,442	19,480	(2,703)	(25,157)	11,062
Income taxes	9,357	3,879	(10,936)	—	2,300

Net income	$10,085	$15,601	$8,233	$(25,157)	$8,762

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Income
For the period from May 2, 2004 through July 3, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$38,359	$50,370	$—	$—	$88,729
Cost of goods sold	23,371	34,779	—	—	58,150

Gross profit	14,988	15,591	—	—	30,579
Selling, general and administrative expenses	7,264	5,350	—	—	12,614
In process research and development	5,280	—	—	—	5,280

Operating income	2,444	10,241	—	—	12,685
Other expense, net	(230)	749	8,223	—	8,742
Equity earnings in subsidiaries	—	—	(8,034)	8,034	—

Net income before taxes	2,674	9,492	(189)	(8,034)	3,943
Income taxes	1,048	3,084	(2,830)	—	1,302

Net income	$1,626	$6,408	$2,641	$(8,034)	$2,641

Condensed Consolidating Statement of Income
For the period January 4, 2004 through May 1, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$76,282	$102,991	$—	$—	$179,273
Cost of goods sold	34,796	75,370	—	—	110,166

Gross profit	41,486	27,621	—	—	69,107
Selling, general and administrative expenses	13,105	10,276	—	—	23,381

Operating income	28,381	17,345	—	—	45,726
Other expense, net	(367)	971	4,604	—	5,208
Equity earnings in subsidiaries	—	—	(30,056)	30,056	—

Net income before taxes	28,748	16,374	25,452	(30,056)	40,518
Income taxes	9,775	5,291	(1,381)	—	13,685

Net income	$18,973	$11,083	$26,833	$(30,056)	$26,833

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the six months ended July 2, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$28,350	$28,494	$5,038	$(25,157)	$36,725
Investing activities:
Purchases of property, plant and equipment	(1,513)	(5,104)	—	—	(6,617)
Proceeds from sale of property, plant and equipment	24	—	—	—	24

Net cash used in investing activities	(1,489)	(5,104)	—	—	(6,593)
Financing activities:
Principal payments on debt	(629)	(1,745)	(25,019)	—	(27,393)
Loan acquisition costs	—	—	(415)	—	(415)
Intercompany transactions, net	(28,119)	(21,521)	24,483	25,157	—

Net cash provided by (used) in financing activities	(28,748)	(23,266)	(951)	25,157	(27,808)
Effect of exchange rate changes on cash and equivalents	40	(2,885)	—	—	(2,845)

Net (decrease) increase in cash and equivalents	(1,847)	(2,761)	4,087	—	(521)
Cash and equivalents at beginning of period	2,263	20,244	9,177	—	31,684

Cash and equivalents at end of period	$416	$17,483	$13,264	$—	$31,163

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the period from May 2, 2004 through July 3, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$(1,147)	$4,082	$—	$1,277	$4,212
Investing activities:
Purchases of property, plant and equipment	(1,000)	(1,187)	—	—	(2,187)

Net cash used in investing activities	(1,000)	(1,187)	—	—	(2,187)
Financing activities:
Proceeds from debt	—	—	819,335	—	819,335
Principal payments on debt	—	(81)	(261,934)	—	(262,015)
Borrowings on revolving credit agreement	—	—	1,500	—	1,500
Payments on revolving credit agreement	—	—	(10,000)	—	(10,000)
Loan acquisition costs	—	—	(19,405)	—	(19,405)
Payments made for the change in ownership in connection with the Transactions	—	—	(867,369)	—	(867,369)
Proceeds from equity investment	—	—	321,446	—	321,446
Payment of dividends	4,140	(4,140)	—	—	—
Intercompany transactions, net	(8,397)	(10,178)	19,852	(1,277)	—

Net cash (used in) provided by financing activities	(4,257)	(14,399)	3,425	(1,277)	(16,508)
Effect of exchange rate changes on cash and cash equivalents	—	(563)	—	—	(563)

Net (decrease) increase in cash and cash equivalents	(6,404)	(12,067)	3,425	—	(15,046)
Cash and cash equivalents at beginning of year	11,788	24,084	—	—	35,872

Cash and cash equivalents at end of year	$5,384	$12,017	$3,425	$—	$20,826

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the period from January 4, 2004 through May 1, 2004

		Combined
	Combined	Non-		Reclassifications
	Guarantor	Guarantor	The	and
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Net cash provided by operating activities	$14,891	$16,640	$—	$(2,620)	$28,911
Investing activities:
Purchases of property, plant and equipment	(2,958)	(2,539)	—	—	(5,497)
Proceeds from sale of property, plant and equipment	—	1,923	—	—	1,923

Net cash used in investing activities	(2,958)	(616)	—	—	(3,574)
Financing activities:
Proceeds from debt	—	610	—	—	610
Principal payments on debt	—	(3,778)	(4,145)	—	(7,923)
Loan acquisition costs	—	—	(59)	—	(59)
Intercompany transactions, net	(6,028)	(141)	3,549	2,620	—

Net cash used in financing activities	(6,028)	(3,309)	(655)	2,620	(7,372)
Effect of exchange rate changes on cash and equivalents	237	(2,393)	—	—	(2,156)

Net (decrease) increase in cash and equivalents	6,142	10,322	(655)	—	15,809
Cash and equivalents at beginning of year	1,531	13,762	4,770	—	20,063

Cash and equivalents at end of year	$7,673	$24,084	$4,115	$—	$35,872

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
On May 13, 2004, Polypore and its stockholders consummated a stock purchase agreement with PP Acquisition Corporation (“PP Acquisition”), a subsidiary of Polypore International, pursuant to which PP Acquisition purchased all of the outstanding shares of the Company’s capital stock. The aggregate purchase price, including acquisition-related costs, was approximately $1,150.1 million in cash.

In connection with these transactions, PP Acquisition (i) obtained a credit facility with initial borrowings of approximately $414.9 million, (ii) issued $225.0 million aggregate principal amount of 8.75% senior subordinated dollar notes due 2012 and €150.0 million aggregate principal amount of 8.75% senior subordinated euro notes due 2012 (collectively, the “8.75% senior subordinated notes”), with an aggregate face amount of $405.9 million, and (iii) received equity contributions from its shareholders of $320.4 million. PP Acquisition used the net proceeds from the credit facility, the issuance of the 8.75% senior subordinated notes and the equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction-related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation (the transactions associated with the acquisition of Polypore being, collectively, the “Transactions”).
The acquisition of the Company by PP Acquisition was accounted for as a purchase in conformity with FASB Statement No. 141, Business Combinations (“FAS 141”) and FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The total cost of the merger of PP Acquisition with and into the Company has been allocated as a change in basis to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of May 13, 2004, the date of the merger. The excess of the purchase price over the fair value of the net assets purchased was approximately $537.5 million and was allocated to goodwill. The goodwill is not deductible for income tax purposes. For accounting purposes, the Transactions were accounted for as if they occurred on the last day of the Company’s fiscal month ended May 1, 2004, which is the closest fiscal month end to May 13, 2004, the closing date of the Transactions.
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
Impairment of intangibles and goodwill
Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with FAS 142, goodwill and indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions would increase or decrease the estimated value of future cash flows and recognition of an impairment loss might be required.
Pension and other postretirement benefits
Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans and other postretirement benefits. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on assets and increases or trends in healthcare costs. If actual results are less favorable than those projected by management, we may be required to recognize additional expense and liabilities.

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
Results of operations
The information presented below for the pro forma three months ended July 3, 2004 has been derived by combining the statement of operations for the pre-transactions period from April 4, 2004 through May 1, 2004 with the statement of operations for the post-transactions period from May 2, 2004 through July 3, 2004 and applying the pro forma adjustments for the Transactions. The information presented below for the pro forma six months ended July 3, 2004 has been derived by combining the statement of operations for the pre-transactions period from January 4, 2004 through May 1, 2004 with the statement of operations for the post-transactions period from May 2, 2004 through July 3, 2004 and applying the pro forma adjustments for the Transactions. The pro forma results of operations for the three and six months ended July 3, 2004 include adjustments for depreciation, amortization and interest expense associated with the Transactions and the related income tax effects of these adjustments. The pro forma results exclude non-recurring costs of $5.3 million for the write-off of in-process research and development costs and $8.5 million for the sale of inventory that was written up in purchase accounting for the Transactions.

	Three months ended		Six months ended
		July 3,		July 3,
(in millions)	July 2, 2005	2004(1)	July 2, 2005	2004(2)

Net sales	$112.6	$127.9	$225.1	$268.0

Gross profit	40.5	53.9	79.4	110.5
Selling, general and administrative expenses	18.2	19.8	36.6	41.2
Business restructuring	5.4	—	5.4	—

Operating income	16.9	34.1	37.4	69.3
Interest expense, net	14.8	13.1	29.7	27.1
Foreign currency and other	(1.8)	0.5	(3.4)	0.9

Income before income taxes	3.9	20.5	11.1	41.3
Income taxes	0.6	7.8	2.3	15.7

Net income	$3.3	$12.7	$8.8	$25.6

	Three months ended		Six months ended
		July 3,		July 3,
(in millions)	July 2, 2005	2004(1)	July 2, 2005	2004(2)

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	36.0%	42.1%	35.3%	41.2%
Selling, general and administrative expenses	16.2%	15.5%	16.3%	15.4%
Business restructuring	4.8%	—	2.4%	—

Operating income	15.0%	26.7%	16.6%	25.9%
Interest expense, net	13.1%	10.2%	13.2%	10.1%
Foreign currency and other	(1.6)%	0.4%	(1.5)%	0.3%

Income before income taxes	3.5%	16.0%	4.9%	15.4%
Income taxes	0.5%	6.1%	2.3%	5.9%

Net income	2.9%	9.9%	8.8%	9.6%

(1)	Unaudited pro forma financial information as if the Transactions had occurred on April 4, 2004, the first day of the three month period ending July 3, 2004.

(2)	Unaudited pro forma financial information as if the Transactions had occurred on January 4, 2004, the first day of the six month period ending July 3, 2004.
Three month period ended July 2, 2005 (Post-Transactions) with the pro forma three month period ended July 3, 2004 (Pre-Transactions)
Net sales. Net sales for the three months ended July 2, 2005 were $112.6 million, a decrease of $15.3 million, or 12.0%, from the pro forma three months ended July 3, 2004. For the energy storage segment, net sales for the three months ended July 2, 2005 were $81.6 million, a decrease of $3.1 million, or 3.7%, from the pro forma three months ended July 3, 2004. The decrease in energy storage sales was due to lower sales of lithium battery separators, offset somewhat by increases in lead acid battery separator sales. Lithium battery separator sales in the three months ended July 2, 2005 decreased from the same period in the prior year by $10.6 million due to lower sales volume and average sales prices. The decline in sales volumes is due to unusually strong demand in China that occurred during the first half of 2004. In the second half of 2004 and early 2005, demand for lithium battery separators in China slowed down and we experienced a decline in ordering patterns. We have seen an improvement in lithium battery market conditions, especially in China, late in the first quarter of 2005 and during the second quarter of 2005. Average sales prices declined in the second quarter of 2005 due to increased capacity in the lithium battery separator market and a higher portion of sales to our larger customers who receive lower average prices. Lead-acid battery separator sales increased $5.3 million due primarily to the timing of orders. Energy storage sales include $2.1 million from the positive impact of the dollar/euro exchange rate. For the separations media segment, net sales for the three months ended July 2, 2005 were $31.0 million, a decrease of $12.2 million, or 28.2%, from the three months ended July 3, 2004. The decrease in separations media sales was due to the loss of a hemodialysis customer announced in mid-2004 and a decline in cellulosic membrane demand, offset somewhat by increases in synthetic membrane sales volumes. While positive developments in our synthetic membrane business provide promise for the future, the decline in cellulosic demand will continue and will likely outpace the synthetic gains during the near term. Separations media net sales include $2.8 million from the positive impact of the dollar/euro exchange rate.
Gross profit. Gross profit for the three months ended July 2, 2005 was $40.5 million, a decrease of $13.4 million, or 24.9%, from the pro forma three months ended July 3, 2004. Gross profit as a percent of sales for the three months ended July 2, 2005 decreased to 36.0% from 42.1% in the prior year. For the energy storage segment, gross profit for the three months ended July 2, 2005 was $31.1 million, a decrease of $3.6 million, or 10.4%, from the same period in the prior year. Gross profit in the energy storage segment as a percent of sales for the three months ended July 2, 2005 decreased to 38.1% from 41.0%. The decrease was primarily the result of lower production volumes of lithium separators, a change in product mix and higher depreciation expense. The decrease in production volumes for lithium battery separators resulted in higher production costs per unit as fixed costs were applied to lower production volumes. For the separations media segment, gross profit for the three months ended July 2, 2005 was $9.4 million, a decrease of $9.8 million, or 51.0%, from the same period in the prior year. Gross profit in the separations media segment as a percent of sales for the three months ended July 2, 2005 decreased to 30.4% from

44.4% in the same period of the prior year. The decrease was due to the decrease in production volumes, which resulted in higher production costs per unit as fixed costs were applied to lower production volumes.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 2, 2005 were $18.2 million, a decrease of $1.6 million, or 8.1%, from the pro forma three months ended July 3, 2004. The decrease was due primarily to lower expenses in connection with cost reduction measures.
Interest expense, net. Interest expense, net was $14.8 million for the three months ended July 2, 2005, an increase of $1.7 million from the pro forma three months ended July 3, 2004. The increase in interest expense is attributable to higher interest rates on our variable rate term loans, offset to some extent by the interest savings resulting from a $25.0 million prepayment on the term loans in the first quarter of 2005.
Income taxes. Income taxes as a percentage of income before income taxes for the three months ended July 2, 2005 was 15.6%, as compared to the statutory rate of 38.0% for the pro forma three months ended July 3, 2004. The difference between income taxes using statutory rates and income taxes reflected in the financial statements is due primarily to the effect of permanent differences related to foreign tax credits, exclusions from taxable income related to export sales and the mix of income between U.S. and foreign jurisdictions.
Six month period ended July 2, 2005 (Post-Transactions) with the pro forma six month period ended July 3, 2004 (Pre-Transactions)
Net sales. Net sales for the six months ended July 2, 2005 were $225.1 million, a decrease of $42.9 million, or 16.0%, from the pro forma six months ended July 3, 2004. For the energy storage segment, net sales for the six months ended July 2, 2005 were $157.9 million, a decrease of $21.7 million, or 12.1%, from the pro forma six months ended July 3, 2004. Lithium battery separator sales in the six months ended July 2, 2005 decreased from the same period in the prior year by $26.1 million due to lower sales volume and average sales prices. The decline in sales volumes is due to unusually strong demand in China that occurred during the first half of 2004. In the second half of 2004 and early 2005, demand for lithium battery separators in China slowed down and we experienced a decline in ordering patterns. We have seen an improvement in lithium battery market conditions, especially in China, late in the first quarter of 2005 and during the second quarter of 2005. Average sales prices declined in the second quarter of 2005 due to increased capacity in the lithium battery separator market and a higher portion of sales to our larger customers who receive lower average prices. Lead-acid battery separator sales remained relatively consistent with sales from the same period in the prior year. Energy storage sales include $3.8 million from the positive impact of the dollar/euro exchange rate. For the separations media segment, net sales for the six months ended July 2, 2005 were $67.2 million, a decrease of $21.2 million, or 24.0%, from the pro forma six months ended July 3, 2004. The decrease in separations media sales was due to the loss of a hemodialysis customer announced in mid-2004 and a decline in cellulosic membrane demand, offset somewhat by increases in synthetic membrane sales volumes. While positive developments in our synthetic membrane business provide promise for the future, the decline in cellulosic demand will continue and will likely outpace the synthetic gains during the near term. Separations media net sales include $4.6 million from the positive impact of the dollar/euro exchange rate.
Gross profit. Gross profit for the six months ended July 2, 2005 was $79.4 million, a decrease of $31.1 million, or 28.1%, from the pro forma six months ended July 3, 2004. Gross profit as a percent of sales for the six months ended July 2, 2005 decreased to 35.3% from 41.2% in the pro forma six month period ending July 3, 2004. For the energy storage segment, gross profit for the six months ended July 2, 2005 was $56.8 million, a decrease of $17.9 million, or 24.0%, from the same period in the prior year. Gross profit in the energy storage segment as a percent of sales for the six months ended July 2, 2005 decreased to 36.0% from 41.6%. The decrease was the result of lower production volumes of lithium separators, a change in product mix and higher depreciation expense. The decrease in production volumes for lithium battery separators resulted in higher production costs per unit as fixed costs were applied to lower production volumes. For the separations media segment, gross profit for the six months ended July 2, 2005 was $22.6 million, a decrease of $13.2 million, or 36.8%, from the same period in the prior year. Gross profit in the separations media segment as a percent of sales for the six months ended July 2, 2005 decreased to 33.6% from 40.5% in the same period of the prior year. The decrease was due to the decrease in production volumes, which resulted in higher production costs per unit as fixed costs were applied to lower production volumes.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended July 2, 2005 were $36.6 million, a decrease of $4.6 million, or 11.2%, from the pro forma six months ended July 3, 2004. The decrease was due primarily to lower expenses in connection with cost reduction measures.

Interest expense, net. Interest expense, net was $29.7 million for the six months ended July 2, 2005, an increase of $2.6 million from the pro forma six months ended July 3, 2004. The increase in interest expense is attributable to higher interest rates on our variable rate term loans, offset to some extent by the interest savings resulting from a $25.0 million prepayment on the term loans in the first quarter of 2005.
Income taxes. Income taxes as a percentage of income before income taxes for the six months ended July 2, 2005 was 20.8%, as compared to the statutory rate of 38.0% for the pro forma six months ended July 3, 2004. The difference between income taxes using statutory rates and income taxes reflected in the financial statements is due primarily to the effect of permanent differences related to foreign tax credits, exclusions from taxable income related to export sales and the mix of income between U.S. and foreign jurisdictions.
Business restructuring
In the three and six months ended July 2, 2005, we recorded restructuring charges aggregating $5.4 million. All restructuring charges, except for the asset impairment, will result in cash outflows. The cash outflows related to restructuring charges will be funded primarily by cash from operating activities.
2005 restructuring. In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, our energy storage segment is transferring certain production assets from Europe and the United States to our facilities in Thailand and China. The capacity realignment plan includes the closure of our facility in Feistritz, Austria, the downsizing of the Norderstedt, Germany facility and the relocation of assets from these two plants to our facilities in Prachinburi, Thailand. Additionally, finishing equipment from our facility in Charlotte, North Carolina will be relocated to our facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $7.9 million, of which $5.1 million was recognized in the three months ended July 2, 2005 and the remaining costs will be recognized over the rest of 2005 and in 2006. Total cash costs of the 2005 restructuring plan are expected to be approximately $6.6 million, of which approximately $4.3 million will be paid during 2005 and the remainder in 2006. After completion of the restructuring, we expect to realize most of the cost savings in 2006 and the full estimated annual cost savings of approximately $6.0 million in 2007. The timing and scope of these restructuring measures are subject to change as we further evaluate our business needs and costs.
As a first step in the production capacity realignment plan, we announced layoffs of approximately 113 employees at the Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and early retirement program is expected to be approximately $4.6 million, of which $3.8 million was recognized in the three months ended July 2, 2005 and the remaining costs will be recognized over the rest of 2005 and in 2006.
As part of the realignment plan, we recorded an impairment charge of $1.3 million in the three months ended July 2, 2005 for certain property, plant and equipment located at the Feistritz, Austria facility that will not be relocated to Prachinburi, Thailand. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the impairment charge represents the amount by which the carrying value of the assets exceeds the expected future cash flows to be generated over the remaining life of the assets.
In connection with the realignment plan, we estimate that other costs, including disassembly, moving, and legal expenses, will be approximately $2.0 million, of which $12,000 was incurred during the three months ended July 2, 2005. These costs will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).
2004 restructuring. In an effort to manage costs and in response to the decision of a customer to outsource its dialyzer production, we implemented a number of cost reduction measures in 2004 relating to the separations media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions. The timing and scope of these restructuring measures are subject to change as we further evaluate our business needs and costs. As a first step in these cost reduction efforts, on September 3, 2004, we announced a layoff of approximately 200 employees at our Wuppertal, Germany facility. During the year ended January 1, 2005, a charge of $13.9 million was recorded as an estimate of the costs associated with the layoff. The employee layoffs will occur throughout 2005. We expect to make most of the payments and realize a portion of the cost savings related to the layoffs during fiscal 2005. After completion of the layoffs, we expect to realize annual cost savings in cost of goods sold and selling, general and administrative expenses of approximately $10.0 million. In connection with a customer’s outsourcing of its dialyzer production, we also recorded a charge for raw materials, a portion of which we are obligated to purchase under an existing purchase commitment, of $1.8 million in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of our research and development operations, we expect to record a charge to earnings of approximately $2.6 million, of which $0.3 million was recognized in the three months ended July 2, 2005 and the remainder is expected to occur in the third quarter of 2005. We do not expect to record any impairment to long-lived assets in connection with the relocation.
The restructuring reserve is comprised of the following:

	Balance at				Foreign	Balance at
	January 1,	Restructuring	Non-cash	Cash	Currency	July 2,
(in thousands)	2005	Charges	Charges	Payments	Translation	2005

2004 Restructuring Plan
Severance and benefit costs	$14.9	$—	$—	$(7.6)	$(1.0)	$6.3
Raw materials	1.3	—	—	—	(0.2)	1.1
Other	—	0.3	—	(0.3)	—	—
2005 Restructuring Plan
Severance and benefit costs	—	3.8	—	—	(0.2)	3.6
Asset disposals and impairments	—	1.3	(1.3)	—	—	—
Other	—	—	—	—	—	—

Total	$16.2	$5.4	$(1.3)	$(7.9)	$(1.4)	$11.0

Liquidity and capital resources
Operating activities. Net cash provided by operations was $36.7 million in the six months ended July 2, 2005, as compared to $33.1 million in the pro forma six months ended July 3, 2004. Cash provided by operations for the six months ended July 2, 2005 consisted of net income before non-cash expenses of $31.6 million, offset somewhat by an increase in working capital. Accounts receivable decreased approximately $15.8 million and days sales outstanding decreased 21%, due primarily to a decrease in the dollar/euro exchange rate ($6.2 million), timing of payments from customers and the collection of a receivable due from a customer that decided to outsource its dialyzer production in 2004. Our last sales to the customer occurred at the beginning of the fourth quarter of 2004. However, accounts receivable due from that customer remained outstanding until issues unrelated to the collection of the receivable were resolved. We resolved these issues and collected the amounts due from the former customer in the first quarter of 2005. Inventory increased from the prior year by approximately $2.4 million (excluding a decrease in the dollar/euro exchange rate of $4.4 million), resulting in an increase in inventory days of approximately 7.8%. The increase is due to a planned inventory build to accommodate our annual European shutdowns for routine maintenance in the third quarter. Accounts payable and accrued liabilities decreased by approximately $11.1 million due to a decrease in the restructuring accrual, timing of payments and a decrease in the dollar/euro exchange rate ($6.1 million). The restructuring reserve decreased by $3.8 million as $4.1 million of restructuring charges were offset by restructuring payments of $7.9 million.
Cash provided by operations for the six months ended July 3, 2004 consisted of net income before non-cash expenses, offset somewhat by an increase in working capital. Accounts receivable increased due to higher sales of lithium battery separators and hemodialysis membranes during this period.
Investing activities. Capital expenditures for the six months ended July 2, 2005 were $6.6 million as compared to $7.7 million for the pro forma six months ended July 3, 2004. We expect to spend approximately $20.0 million for capital expenditures in fiscal 2005. In the six months ended July 3, 2004, we received proceeds of $1.9 million from the sale of undeveloped land at our French facility.
Financing activities. Cash used in financing activities for the six months ended July 2, 2005 was $27.8 million as compared to $23.9 million for the pro forma six months ended July 3, 2004. During the six months ended July 2, 2005, we made an optional prepayment of $25.0 million on the term loans under the Credit Facility. In accordance with the Credit Facility, the prepayment was applied first to the quarterly payments due for the next twelve months and second, pro rata against the remaining scheduled installments of principal. After giving effect to the prepayment, the term loans will require quarterly payments of principal of approximately $1.0 million at the end of each fiscal quarter beginning on April 1, 2006.
We intend to fund our ongoing operations through cash generated by operations and availability under our Credit Facility. As part of the Transactions, we incurred substantial debt under our Credit Facility and from the issuance of the 8.75% senior subordinated notes, with interest payments on this indebtedness substantially increasing our liquidity requirements.
Our Credit Facility provides for initial borrowings of $370.0 million and €36.0 millon under the term loan facilities due 2011 and a $90.0 million revolving credit facility due in 2010 (all of which remains unfunded). Our Credit Facility permits us to incur additional senior secured debt at the option of participating lenders, subject to the satisfaction of certain conditions.
On June 15, 2005, we completed a technical amendment to the Credit Facility to provide certain definitional changes in the debt covenant calculation to accommodate the asset relocations associated with the 2005 restructuring.
Borrowings under our Credit Facility bear interest at our choice of the Eurodollar rate or adjusted base rate, or “ABR,” in each case, plus an applicable margin, subject to adjustment based on a pricing grid. As of July 2, 2005, our cash interest requirements for the next 12 months are expected to be approximately $57.9 million.
Our Credit Facility requires us to meet a minimum interest coverage ratio, a maximum leverage ratio and a maximum capital expenditures limitation. Under our Credit Facility, compliance with the minimum interest coverage ratio and maximum leverage ratio tests is determined based on a calculation of adjusted EBITDA in which certain items are added back to EBITDA.
Adjusted EBITDA is calculated as follows:

	Twelve
	Months	Six Months	Three Months
	Ended	Ended	Ended
(in millions)	July 2, 2005	July 2, 2005	July 2, 2005

Net income (loss)	$(8.7)	$8.8	$3.3
Add:
Depreciation and amortization	55.1	28.4	14.1
Interest expense, net	59.1	29.7	14.8
Income taxes	(5.7)	2.3	0.6

EBITDA	99.8	69.2	32.8

Add:
Foreign currency (gain) loss	(0.6)	(3.1)	(1.8)
Inventory purchase accounting adjustments (1)	10.5	—	—
Transactions costs (2)	0.9	—	—
Operating lease payments on leases to be refinanced (3)	3.2	1.4	0.7
Business restructuring (4)	21.1	5.4	5.4
Loss on disposal of property, plant, and equipment	0.5	—	—

Adjusted EBITDA	$135.4	$72.9	$37.1

(1)	Represents the write-off of the inventory purchase accounting adjustment for inventory that was sold during the period.

(2)	Represents non-recurring costs incurred in connection with the Transactions.

(3)	Represents payments under two operating lease agreements that we intend to refinance. On October 29, 2004, the Company refinanced one of the operating leases through a capital lease agreement. We intend to terminate the other operating lease and purchase the equipment from the lessor.

(4)	Represents business restructuring costs associated with the 2004 and 2005 restructuring, including severance and benefit costs for employee layoffs, loss on an inventory purchase commitment, asset impairment and other related expenses.

The calculation of the minimum interest coverage ratio is as follows:

Twelve
Months
Ended
(in millions)	July 2, 2005

Adjusted EBITDA	$135.4
Consolidated interest expense, as defined in the Credit Agreement	$56.5
Actual interest coverage ratio	2.39x
Permitted minimum interest coverage ratio	2.25x

We are required to maintain a ratio of Adjusted EBITDA to interest expense for any four consecutive fiscal quarters ending during any of the following periods or on any of the following dates of at least the following ratios:

Date or Period	Ratio

October 2, 2004 through July 1, 2006	2.25 to 1.00
September 30, 2006 through January 3, 2009	2.50 to 1.00
April 4, 2009 through January 2, 2010	2.75 to 1.00
April 3, 2010 and each fiscal quarter thereafter	3.00 to 1.00

The calculation of the maximum leverage ratio is as follows:

Twelve
Months
Ended
(in millions)	July 2, 2005

Indebtedness, as defined in the Credit Agreement	$805.0
Adjusted EBITDA	$135.4
Actual leverage ratio	5.95x
Permitted maximum leverage ratio	6.25x

We are required to maintain a ratio of total indebtedness to Adjusted EBITDA at the end of any quarter ending during any of the following periods or on any of the following dates of not more than the following ratios:

Date or Period	Ratio

October 2, 2004 through July 2, 2005	6.25 to 1.00
October 1, 2005	6.00 to 1.00
December 31, 2005 through July 1, 2006	5.75 to 1.00
September 30, 2006 through December 30, 2006	5.50 to 1.00
March 31, 2007 through June 30, 2007	5.25 to 1.00
September 29, 2007	5.00 to 1.00
December 29, 2007 through March 29, 2008	4.75 to 1.00
June 28, 2008 through September 27, 2008	4.50 to 1.00
January 3, 2009 through October 3, 2009	4.25 to 1.00
January 2, 2010 and each fiscal quarter thereafter	4.00 to 1.00

In addition, the Credit Facility contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The facilities also contain certain customary events of default, subject to grace periods, as appropriate.
We believe that annual capital expenditure limitations imposed by our Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.
Our 8.75% senior subordinated notes will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.
Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt.
We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flows to be generated by our operations and the available borrowings under our credit facility compared to our anticipated cash requirements for operating expenses, debt service, working capital, cash taxes, and capital expenditures as well as funding requirements for long-term liabilities. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Risk factors” set forth in Exhibit 99.1 to our Annual Report on Form 10-K for fiscal 2004.
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
Foreign operations
We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations for the six months ended July 2, 2005 was approximately $142.9 million as compared to $153.4 million for the pro forma six months ended July 3, 2004. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
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

New accounting standards
In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“FAS 154”). This standard establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 completely replaces APB Opinion No. 20 and FAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe there will be a significant impact as a result of adopting this Statement.
In June 2005,the FASB ratified the consensus reached by the EITF on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate affected by a change in accounting principle as described in paragraph 19 of FAS 154. The Company is currently evaluating the provisions of this standard to determine the impact of adopting this statement.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks due to potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
At July 2, 2005, we had fixed rate debt, including capital lease obligations, of approximately $414.6 million and variable rate debt of approximately $390.4 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately $3.9 million per year. We currently are not a party to any interest rate hedging arrangements. Our hedging arrangements were terminated in connection with the closing of the Transactions. We may decide in the future to enter into interest rate hedging arrangements.
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
On December 31, 2002, the interest rate hedge agreement expired and the bank exercised its option to enter into a swap agreement. The swap agreement effectively converted the variable interest rate on $57.2 million of the term debt to a fixed rate of 6.55%. The swap agreement did not qualify for hedge accounting treatment as defined in FAS 133. Accordingly, the fair value of the financial instrument was recorded as a liability and subsequent changes in fair value were recorded in earnings in the period of change. At January 3, 2004, the fair value of the swap agreement was approximately $5.4 million and was included in accrued liabilities. During 2004 (prior to the Transaction) and fiscal year 2003, Polypore made payments to the bank of $0.9 million and $4.0 million, respectively, representing the difference between the fixed interest rate on the swap and the variable interest rate paid on the debt. The swap agreement was terminated in connection with the closing of the Transaction.
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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Period end rate	1.2111	1.2087	1.2111	1.2087
Period average rate	1.2907	1.2007	1.3077	1.2347

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of July 2, 2005, we did not have any foreign currency derivatives outstanding.
Item 4. Controls and Procedures
As of July 2, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of July 2, 2005, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
During the three months ended July 2, 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
In connection with the Transactions, the Company identified a potential enforcement issue with the United States Environmental Protection Agency (“EPA”). On April 5, 2005, the Company received a Finding of Violation (“FOV”) dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company has responded timely to formal and informal information requests from the Agency. During the three months ended April 2, 2005, the Company recorded its best estimate of potential penalties as an adjustment to the preliminary allocation of purchase price for the Transactions. Subsequent to April 2, 2005, the Company had additional discussions with the EPA. Based on the results of these discussions, the estimate of potential penalties was adjusted in May 2005 through further adjustment to the allocation of purchase price. Although the EPA has the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of the facts and circumstances, in consideration of prior cases and the EPA’s published civil penalty policies, and supported by discussions with third party advisors, we do not believe that the maximum penalty will be assessed and that penalties resulting from this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company.
Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Second Amendment to Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2005	POLYPORE, INC. (Registrant)
	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer (principal executive officer)

By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer (principal financial officer and principal accounting officer)