Form 10-Q
period 2005-10-01
Polypore, Inc.
filed 2005-11-15
CIK 1294819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005

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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company currently has 100 shares of common stock outstanding.

Polypore, Inc.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended October 1, 2005

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 6.	Exhibits	37

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Polypore, Inc.
Condensed Consolidated Balance Sheets

	October 1, 2005	January 1, 2005*
(in thousands)	(Unaudited)

Assets
Current assets:
Cash and equivalents	$29,380	$31,684
Accounts receivable, net	94,260	106,296
Inventories	54,205	61,789
Refundable income taxes	9,858	8,238
Deferred income taxes	3,403	7,954
Prepaid and other	7,113	5,288

Total current assets	198,219	221,249
Property, plant and equipment, net	389,755	441,350
Goodwill	537,517	535,844
Intangibles and loan acquisition costs, net	226,369	244,256
Environmental indemnification receivable, less current portion	17,285	20,125
Other	1,093	1,142

Total assets	$1,370,238	$1,463,966

Liabilities and shareholders’ equity
Current liabilities:
Revolving credit obligations	$—	$—
Accounts payable	21,312	20,581
Accrued liabilities	48,367	50,464
Current portion of debt-optional prepayment	—	25,000
Current portion of debt	88	2,260
Current portion of capital lease obligation	1,312	1,272

Total current liabilities	71,079	99,577
Debt, less current portion	776,724	824,939
Capital lease obligation, less current portion	6,355	7,344
Pension and postretirement benefits	47,045	48,652
Post employment benefits	7,895	10,119
Environmental reserve, less current portion	22,570	24,394
Deferred income taxes	124,850	138,566
Other	1,203	3,033
Commitments and contingencies

Shareholders’ equity:
Common stock	—	—
Paid-in capital	321,516	321,516
Retained (deficit)	(4,391)	(14,870)
Accumulated other comprehensive income (loss)	(4,608)	696

	312,517	307,342

Total liabilities and shareholders’ equity	$1,370,238	$1,463,966

(*)	Derived from audited consolidated financial statements.
See notes to condensed consolidated financial statements

Polypore, Inc.
Condensed Consolidated Statements of Income (Unaudited)

					Pre-
	Post-Transactions				Transactions
	Three Months	Three Months	Nine months	May 2, 2004	January 4, 2004
	Ended	Ended	Ended	through	through
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	May 1, 2004

Net sales	$105,764	$117,496	$330,876	$206,225	$179,273
Cost of goods sold	74,316	91,833	220,030	149,983	110,166

Gross profit	31,448	25,663	110,846	56,242	69,107
Selling, general and administrative expenses	17,546	18,871	54,138	31,485	23,381
Business restructuring	1,453	13,581	6,855	13,581	—
In process research and development	—	—	—	5,280	—

Operating income (loss)	12,449	(6,789)	49,853	5,896	45,726
Other (income) expense:
Interest expense, net	15,116	13,602	44,863	21,974	6,048
Foreign currency and other	(126)	506	(3,531)	876	481
Unrealized gain on derivative instrument	—	—	—	—	(1,321)

	14,990	14,108	41,332	22,850	5,208

Income (loss) before income taxes	(2,541)	(20,897)	8,521	(16,954)	40,518
Income taxes	(4,258)	(8,694)	(1,958)	(7,392)	13,685

Net income (loss)	$1,717	$(12,203)	$10,479	$(9,562)	$26,833

See notes to condensed consolidated financial statements

Polypore, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Post-Transactions		Pre-Transactions
	Nine months	May 2, 2004	January 4, 2004
	Ended	through	through
(in thousands)	October 1, 2005	October 2, 2004	May 1, 2004

Operating activities:
Net income (loss)	$10,479	$(9,562)	$26,833
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	28,947	10,677	14,409
Amortization expense	13,307	7,287	808
Amortization of loan acquisition costs	1,991	1,066	632
Inventory purchase accounting	—	18,505	—
Loss (gain) on disposal of property, plant and equipment	294	—	(1,432)
Business restructuring	6,855	13,581	—
Foreign currency and other	(3,860)	(2,056)	(3,067)
Changes in operating assets and liabilities:
Accounts receivable	6,181	(2,900)	(13,189)
Inventories	3,294	6,199	(1,434)
Prepaid and other current assets	(2,248)	(35)	(107)
Accounts payable and accrued liabilities	(3,678)	(11,009)	4,160
Other, net	(702)	(6,285)	1,298

Net cash provided by operating activities	60,860	25,468	28,911
Investing activities:
Purchases of property, plant and equipment	(9,994)	(6,477)	(5,497)
Proceeds from sale of property, plant and equipment	24	62	1,923

Net cash used in investing activities	(9,970)	(6,415)	(3,574)
Financing activities:
Proceeds from debt	—	821,517	610
Principal payments on debt	(50,065)	(263,315)	(7,923)
Borrowings on revolving credit agreement	—	1,500	—
Payments on revolving credit agreement	—	(11,500)	—
Loan acquisition costs	(437)	(19,755)	(59)
Payments made for the change in ownership in connection with the Transactions	—	(867,368)	—
Proceeds from equity investment	—	321,516	—

Net cash used in financing activities	(50,502)	(17,405)	(7,372)
Effect of exchange rate changes on cash and equivalents	(2,692)	(221)	(2,156)

Net increase (decrease) in cash and equivalents	(2,304)	1,427	15,809
Cash and equivalents at beginning of period	31,684	35,872	20,063

Cash and equivalents at end of period	$29,380	$37,299	$35,872

See notes to condensed consolidated financial statements

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
1. Description of Business and Transactions
Description of Business — Polypore, Inc. (the “Company” or “Polypore”), a wholly-owned subsidiary of Polypore International, Inc. (“Parent” or “Polypore International”), is a leading worldwide manufacturer and marketer of microporous membranes for use in energy storage and separations applications. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and the Asia-Pacific region.
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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
The following unaudited pro forma financial data summarizes the results of operations for the three and nine months ended October 2, 2004 as if the Transactions had occurred as of the beginning of each period. Unaudited pro forma results below are based on historical results of operations and include adjustments for depreciation, amortization and interest expense associated with the Transactions and the related income tax effects of these adjustments. The unaudited pro forma results for the three and nine months ended October 2, 2004 exclude non-recurring costs of $10,015,000 and $18,505,000, respectively, for the sale of inventory that was revalued in connection with the application of purchase accounting for the Transactions. The unaudited pro forma results for the nine months ended October 2, 2004 also exclude non-recurring costs of $5,280,000 for the write-off of in process research and development costs. The pro forma amounts do not necessarily reflect actual results that would have occurred.

	Three Months	Nine Months
	Ended	Ended
(in thousands)	October 2, 2004	October 2, 2004

Net sales	$117,496	$385,498
Net income (loss)	$(6,746)	$17,807

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the three and nine months ended October 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the year ended January 1, 2005.
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
In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a post employment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. The consensus in this Issue is effective for fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate affected by a change in accounting principle as described in paragraph 19 of FAS 154. The Company is currently evaluating the provisions of this standard to determine the impact of adopting this statement.

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
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
In November 2004, the FASB issued Statement No. 151, Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for all fiscal years beginning after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this Statement.
4. Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. For purchase accounting, the value of inventory on hand at May 1, 2004 was increased by $19,007,000 to reflect the fair value of such inventory, less cost to sell. Operating results for the three months ended October 2, 2004 and the period from May 2, 2004 through October 2, 2004 include an increase in cost of goods sold of $10,015,000 and $18,505,000, respectively, representing the write-off of the purchase accounting adjustment for inventory that was sold during this period. The remaining inventory purchase accounting adjustment was charged to cost of goods sold in the fourth quarter of 2004.
Inventories consist of the following:

(in thousands)	October 1, 2005	January 1, 2005

Raw materials	$21,365	$22,243
Work-in-process	7,378	6,395
Finished goods	25,462	33,151

Total	$54,205	$61,789

5. Debt
Debt, in order of priority, consists of:

(in thousands)	October 1, 2005	January 1, 2005

Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	367,099	416,941
8.75% senior subordinated notes	408,375	429,315
Other	1,338	5,943

	776,812	852,199
Less optional prepayment	—	25,000
Less current maturities	88	2,260

Long-term debt	$776,724	$824,939

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
The Company made optional prepayments on the term loans of $20,000,000 and $25,000,000 on September 30, 2005 and March 1, 2005, respectively. In accordance with the credit agreement, the prepayments were applied first to the quarterly principal payments due for the next twelve months and second, pro rata against the remaining scheduled principal payments. After giving effect to the prepayments, the term loans will require quarterly payments of principal at the end of each fiscal quarter beginning on December 29, 2006.
6. Pension and Other Postretirement Benefits
The Company’s subsidiaries sponsor multiple defined benefit pension plans, which are primarily located at subsidiaries outside of the U.S., and an other postretirement benefit plan located in the U.S.
The following tables provide the components of net periodic benefit cost:

	Pension Plans
	Post-Transactions				Pre-Transactions
	Three Months	Three Months	Nine months	May 2, 2004	January 4, 2004
	Ended	Ended	Ended	through	through
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2005	2004	2005	2004	May 1, 2004

Service cost	$533	$453	$1,763	$755	$604
Interest cost	699	668	2,315	1,113	891
Expected return on plan assets	(192)	(196)	(650)	(327)	(261)
Amortization of prior service cost	—	—	—	—	57
Recognized net actuarial loss	13	36	43	60	48

Net periodic benefit cost	$1,053	$961	$3,471	$1,601	$1,339

	Other Postretirement Benefits
	Post-Transactions				Pre-Transactions
	Three Months	Three Months	Nine months	May 2, 2004	January 4, 2004
	Ended	Ended	Ended	through	through
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2005	2004	2005	2004	May 1, 2004

Service cost	$7	$7	$21	$12	$9
Interest cost	29	29	86	48	38
Amortization of prior service cost	—	—	—	—	(15)
Recognized net actuarial loss	—	1	1	2	1

Net periodic benefit cost	$36	$37	$108	$62	$33

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
7. Income Taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, foreign tax credits, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. In 2005, the impact of permanent differences on the effective tax rate is exacerbated by the relatively low consolidated income (loss) before income taxes.
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
The impact of the qualified production activities deduction on taxable income is currently being evaluated. While the implications of this provision vary based on transition rules and the future income mix, the Company expects the provision will have a favorable impact on the Company’s effective tax rate in the future to the extent that the Company has taxable income in the U.S.
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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
Financial information relating to the reportable operating segments is presented below:

					Pre-
	Post-Transactions				Transactions
	Three Months	Three Months	Nine months	May 2, 2004	January 4, 2004
	Ended	Ended	Ended	through	through
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	May 1, 2004

Net sales to external customers:
Energy storage	$76,018	$78,608	$233,934	$138,812	$119,436
Separations media	29,746	38,888	96,942	67,413	59,837

Total net sales to external customers	$105,764	$117,496	$330,876	$206,225	$179,273

Operating income:
Energy storage	$13,842	$15,215	$45,330	$33,504	$35,146
Separations media	60	3,380	11,378	11,546	10,580

Segment operating income	13,902	18,595	56,708	45,050	45,726
Business restructuring	(1,453)	(15,369)	(6,855)	(15,369)	—
In-process research and development	—	—	—	(5,280)	—
Inventory purchase accounting	—	(10,015)	—	(18,505)	—

Total operating income (loss)	12,449	(6,789)	49,853	5,896	45,726
Reconciling items:
Interest expense	15,116	13,602	44,863	21,974	6,048
Other	(126)	506	(3,531)	876	(840)

Total consolidated income (loss) before income taxes	$(2,541)	$(20,897)	$8,521	$(16,954)	$40,518

Depreciation and amortization:
Energy storage	$8,363	$6,531	$25,045	$10,869	$7,208
Separations media	5,529	4,301	17,209	7,095	8,009

Total depreciation and amortization	$13,892	$10,832	$42,254	$17,964	$15,217

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
9. Related Party Transactions
The Company’s German subsidiary has an equity investment in a German patent and trademark legal firm. The investment represents 25% ownership of the firm and is accounted for by the equity method of accounting. The equity investment account balance was $150,000 and $154,000 at October 1, 2005 and January 1, 2005, respectively. Charges from the affiliate for work performed were $147,000 and $870,000 for the three and nine month periods ended October 1, 2005, respectively. Charges from the affiliate were $210,000, $210,000, and $523,000 for the three months ended October 2, 2004 and the periods from January 4, 2004 through May 1, 2004 and May 2, 2004 through October 2, 2004, respectively. Amounts due to the affiliate were approximately $81,000 and $357,000 at October 1, 2005 and January 1, 2005, respectively.
The Company’s corporate headquarters were housed in space leased by a former shareholder of the Company from an affiliate of the former shareholder. A portion of the lease payments and other expenses, primarily insurance and allocated other direct costs, were charged to the Company. Charges from the affiliate for work performed were $0 and $32,000 for the three and nine month periods ended October 1, 2005, respectively. Charges from the affiliate were $165,000 and $369,000 for the periods from January 4, 2004 through May 1, 2004 and May 2, 2004 through October 2, 2004, respectively.
10. Comprehensive Income
Comprehensive income (loss) is as follows:

					Pre-
	Post-Transactions				Transactions
	Three Months	Three Months	Nine months	May 2, 2004	January 4, 2004
	Ended	Ended	Ended	through	through
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2005	2004	2005	2004	May 1, 2004

Net income (loss)	$1,717	$(12,203)	$10,479	$(9,562)	$26,833
Other comprehensive income (loss), primarily foreign currency translation	195	2,669	(5,304)	7,847	(19,848)

Comprehensive income (loss)	$1,912	$(9,534)	$5,175	$(1,715)	$6,985

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
In connection with the Transactions, the Company identified a potential enforcement issue with the United States Environmental Protection Agency (“EPA”). On April 5, 2005, the Company received a Finding of Violation (“FOV”) dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company recorded its best estimate of potential penalties through adjustment to the allocation of purchase price. On October 21, 2005, the

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
Company received a formal offer for settlement of the matter from the EPA. Although a final agreement has not been reached, management does not believe that penalties resulting from this matter will have a material adverse effect on the business, financial condition or results of operations of the Company.
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
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. Claims indemnified through the Akzo agreement are subject to an aggregate 2,000,000 Euro deductible which has been met. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At October 1, 2005, amounts receivable under the indemnification agreement were $17,999,000.
12. Business Restructuring
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s Energy Storage segment is transferring certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan includes the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina will be relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $7,900,000, of which $5,437,000 has been recognized ($289,000 in the three months ended October 1, 2005) and the remaining costs will be recognized over the rest of 2005 and in 2006. We expect to realize a portion of the cost savings in 2006 and the full amount of the savings in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
As part of the realignment plan, the Company announced on June 16, 2005 layoffs of 110 employees at its Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and early retirement program is expected to be approximately $4,600,000, of which $3,938,000 has been recognized ($89,000 in the three months ended October 1, 2005) and the remaining costs will be recognized over the rest of 2005 and in 2006.
The Company recorded an impairment charge of $1,278,000 in the three months ended July 2, 2005 for property, plant and equipment located at the Feistritz, Austria facility that will not be relocated to Prachinburi, Thailand. In

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the impairment charge represents the amount by which the carrying value of the assets exceeds the expected future cash flows to be generated over the remaining life of the assets.
The Company estimates that other costs, including disassembly, moving, and legal expenses, will be approximately $2,000,000, of which $221,000 has been incurred ($200,000 during the three months ended October 1, 2005). These costs will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).
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
The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs. On September 3, 2004, the Company announced a layoff of approximately 200 employees at its Wuppertal, Germany facility. During the year ended January 1, 2005, a charge of $13,899,000 was recorded as an estimate of the costs associated with the layoff. The Company expects to make most of the payments and realize a portion of the cost savings related to the layoffs during fiscal 2005. In connection with a customer’s outsourcing of its dialyzer production, the Company also recorded a charge for raw materials, a portion of which the Company was obligated to purchase under an existing purchase commitment, of $1,788,000 in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of its research and development operations, the Company expects to record a charge to earnings of approximately $2,600,000, of which $1,530,000 has been recognized ($1,276,000 in the three months ended October 1, 2005) and the remainder is expected to occur in the fourth quarter of 2005. The Company does not expect to record any impairment to long-lived assets in connection with the relocation.
The restructuring reserve is comprised of the following:

	Balance at				Foreign	Balance at
	January 1,	Restructuring	Non-cash	Cash	Currency	October 1,
(in thousands)	2005	Charges	Charges	Payments	Translation	2005

2004 Restructuring Plan
Severance and benefit costs	$14,944	$(112)	$—	$(8,950)	$(921)	$4,961
Raw materials	1,256	—	—	(881)	(129)	246
Other	—	1,530	—	(1,151)	—	379
2005 Restructuring Plan
Severance and benefit costs	—	3,938	—	(186)	(116)	3,636
Asset disposals and impairments	—	1,278	(1,278)	—	—	—
Other	—	221	—	(221)	—	—

Total	$16,200	$6,855	$(1,278)	$(11,389)	$(1,166)	$9,222

The current portion of the reserve for business restructuring costs is recorded in accrued liabilities and the non-current portion is recorded in other non-current liabilities.

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
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
Condensed Consolidating Balance Sheet
As of October 1, 2005

		Combined
	Combined	Non-		Reclassifications
	Guarantor	Guarantor	The	and
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Assets
Cash and equivalents	$83	$23,667	$5,630	$—	$29,380
Accounts receivable, net	34,213	60,047	—	—	94,260
Inventories	15,390	38,815	—	—	54,205
Other	5,232	7,876	7,266	—	20,374

Total current assets	54,918	130,405	12,896	—	198,219
Due from affiliates	179,504	210,630	292,254	(682,388)	—
Investment in subsidiaries	165,720	205,521	268,813	(640,054)	—
Property, plant and equipment, net	108,782	280,973	—	—	389,755
Goodwill	—	—	537,517	—	537,517
Intangibles and loan acquisition costs, net	73	—	226,296	—	226,369
Other	812	17,566	—	—	18,378

Total assets	$509,809	$845,095	$1,337,776	$(1,322,442)	$1,370,238

Liabilities and shareholders’ equity
Accounts payable, accrued liabilities and other	$10,089	$45,485	$14,105	$—	$69,679
Current portion of debt	88	—	—	—	88
Current portion of capital lease obligation	1,312	—	—	—	1,312

Total current liabilities	11,489	45,485	14,105	—	71,079
Due to affiliates	296,760	214,249	171,379	(682,388)	—
Debt, less current portion	—	1,250	775,474	—	776,724
Capital lease obligation, less current portion	6,355	—	—	—	6,355
Pension and postretirement benefits	2,339	44,706	—	—	47,045
Post employment benefits	—	7,895	—	—	7,895
Environmental reserve, less current portion	—	22,570	—	—	22,570
Deferred income taxes and other	3,360	58,392	64,301	—	126,053
Shareholders’ equity	189,506	450,548	312,517	(640,054)	312,517

Total liabilities and shareholders’ equity	$509,809	$845,095	$1,337,776	$(1,322,442)	$1,370,238

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Balance Sheet
As of January 1, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Assets
Cash and equivalents	$2,263	$20,244	$9,177	$—	$31,684
Accounts receivable, net	37,237	69,059	—	—	106,296
Inventories	19,265	42,524	—	—	61,789
Other	1,561	9,985	9,934	—	21,480

Total current assets	60,326	141,812	19,111	—	221,249
Due from affiliates	178,805	253,225	300,797	(732,827)	—
Investment in subsidiaries	172,372	212,563	273,046	(657,981)	—
Property, plant and equipment, net	113,048	328,302	—	—	441,350
Goodwill	—	—	535,844	—	535,844
Intangibles and loan acquisition costs, net	82	—	244,174	—	244,256
Other	797	20,470	—	—	21,267

Total assets	$525,430	$956,372	$1,372,972	$(1,390,808)	$1,463,966

Liabilities and shareholders’ equity
Accounts payable, accrued liabilities and other	$8,857	$54,561	$7,627	$—	$71,045
Current portion of debt	97	2,163	25,000	—	27,260
Current portion of capital lease obligation	1,272	—	—	—	1,272

Total current liabilities	10,226	56,724	32,627	—	99,577
Due to affiliates	306,530	281,718	144,579	(732,827)	—
Debt, less current portion	—	3,683	821,256	—	824,939
Capital lease obligation, less current portion	7,344	—	—	—	7,344
Pension and postretirement benefits	2,231	46,421	—	—	48,652
Post employment benefits	—	10,119	—	—	10,119
Environmental reserve, less current portion	—	24,394	—	—	24,394
Deferred income taxes and other	3,359	71,072	67,168	—	141,599
Shareholders’ equity	195,740	462,241	307,342	(657,981)	307,342

Total liabilities and shareholders’ equity	$525,430	$956,372	$1,372,972	$(1,390,808)	$1,463,966

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Income
For the three months ended October 1, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$41,395	$64,369	$—	$—	$105,764
Cost of goods sold	19,348	54,968	—	—	74,316

Gross profit	22,047	9,401	—	—	31,448
Selling, general and administrative expenses	11,179	6,367	—	—	17,546
Business restructuring	—	1,453	—	—	1,453

Operating income	10,868	1,581	—	—	12,449
Other (income) expense, net	(536)	459	15,067	—	14,990
Equity earnings in subsidiaries	—	—	(6,578)	6,578	—

Income (loss) before income taxes	11,404	1,122	(8,489)	(6,578)	(2,541)
Income taxes	5,933	15	(10,206)	—	(4,258)

Net income (loss)	$5,471	$1,107	$1,717	$(6,578)	$1,717

Condensed Consolidating Statement of Income
For the three months ended October 2, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$48,031	$69,465	$—	$—	$117,496
Cost of goods sold	30,661	61,172	—	—	91,833

Gross profit	17,370	8,293	—	—	25,663
Selling, general and administrative expenses	10,314	8,557	—	—	18,871
Business restructuring	—	13,581	—	—	13,581

Operating income (loss)	7,056	(13,845)	—	—	(6,789)
Other (income) expense, net	(409)	3,395	11,122	—	14,108
Equity in loss of subsidiaries	—	—	10,790	(10,790)	—

Income (loss) before income taxes	7,465	(17,240)	(21,912)	10,790	(20,897)
Income taxes	4,893	(3,878)	(9,709)	—	(8,694)

Net income (loss)	$2,572	$(13,362)	$(12,203)	$10,790	$(12,203)

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Income
For the nine months ended October 1, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$123,697	$207,179	$—	$—	$330,876
Cost of goods sold	60,892	159,138	—	—	220,030

Gross profit	62,805	48,041	—	—	110,846
Selling, general and administrative expenses	33,205	20,933	—	—	54,138
Business restructuring	159	6,696	—	—	6,855

Operating income	29,441	20,412	—	—	49,853
Other (income) expense, net	(1,405)	(190)	42,927	—	41,332
Equity earnings in subsidiaries	—	—	(32,264)	32,264	—

Income (loss) before taxes	30,846	20,602	(10,663)	(32,264)	8,521
Income taxes	15,290	3,894	(21,142)	—	(1,958)

Net income (loss)	$15,556	$16,708	$10,479	$(32,264)	$10,479

Condensed Consolidating Statement of Income
For the period from May 2, 2004 through October 2, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$86,390	$119,835	$—	$—	$206,225
Cost of goods sold	54,032	95,951	—	—	149,983

Gross profit	32,358	23,884	—	—	56,242
Selling, general and administrative expenses	17,578	13,907	—	—	31,485
Business restructuring	—	13,581	—	—	13,581
In process research and development	5,280	—	—	—	5,280

Operating income (loss)	9,500	(3,604)	—	—	5,896
Other (income) expense, net	(639)	4,144	19,345	—	22,850
Equity in loss of subsidiaries	—	—	2,756	(2,756)	—

Income (loss) before income taxes	10,139	(7,748)	(22,101)	2,756	(16,954)
Income taxes	5,941	(794)	(12,539)	—	(7,392)

Net income (loss)	$4,198	$(6,954)	$(9,562)	$2,756	$(9,562)

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
Condensed Consolidating Statement of Income
For the period January 4, 2004 through May 1, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$76,282	$102,991	$—	$—	$179,273
Cost of goods sold	34,796	75,370	—	—	110,166

Gross profit	41,486	27,621	—	—	69,107
Selling, general and administrative expenses	13,105	10,276	—	—	23,381

Operating income	28,381	17,345	—	—	45,726
Other (income) expense, net	(367)	971	4,604	—	5,208
Equity earnings in subsidiaries	—	—	(30,056)	30,056	—

Income before taxes	28,748	16,374	25,452	(30,056)	40,518
Income taxes	9,775	5,291	(1,381)	—	13,685

Net income (loss)	$18,973	$11,083	$26,833	$(30,056)	$26,833

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the nine months ended October 1, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$41,324	$34,943	$16,328	$(31,735)	$60,860
Investing activities:
Purchases of property, plant and equipment	(2,871)	(7,123)	—	—	(9,994)
Proceeds from sale of property, plant and equipment	24	—	—	—	24

Net cash used in investing activities	(2,847)	(7,123)	—	—	(9,970)
Financing activities:
Principal payments on debt	(949)	(4,096)	(45,020)	—	(50,065)
Loan acquisition costs	—	—	(437)	—	(437)
Intercompany transactions, net	(39,727)	(17,590)	25,582	31,735	—

Net cash provided by (used in) financing activities	(40,676)	(21,686)	(19,875)	31,735	(50,502)
Effect of exchange rate changes on cash and equivalents	19	(2,711)	—	—	(2,692)

Net increase (decrease) in cash and equivalents	(2,180)	3,423	(3,547)	—	(2,304)
Cash and equivalents at beginning of period	2,263	20,244	9,177	—	31,684

Cash and equivalents at end of period	$83	$23,667	$5,630	$—	$29,380

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the period from May 2, 2004 through October 2, 2004

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$13,896	$8,187	$—	$3,385	$25,468
Investing activities:
Purchases of property, plant and equipment	(3,346)	(3,131)	—	—	(6,477)
Proceeds from sale of property, plant, and equipment	—	62	—	—	62

Net cash used in investing activities	(3,346)	(3,069)	—	—	(6,415)
Financing activities:
Proceeds from debt	—	682	820,835	—	821,517
Principal payments on debt	(1,037)	(344)	(261,934)	—	(263,315)
Borrowings on revolving credit agreement	—	—	1,500	—	1,500
Payments on revolving credit agreement	—	—	(11,500)	—	(11,500)
Loan acquisition costs	—	—	(19,755)	—	(19,755)
Payments made for the change in ownership in connection with the Transactions	—	—	(867,368)	—	(867,368)
Proceeds from equity investment	—	—	321,516	—	321,516
Payment of dividends	4,140	(4,140)	—	—	—
Intercompany transactions, net	(27,198)	(3,098)	33,681	(3,385)	—

Net cash provided by (used in) financing activities	(24,095)	(6,900)	16,975	(3,385)	(17,405)
Effect of exchange rate changes on cash and cash equivalents	19	(240)	—	—	(221)

Net increase (decrease) in cash and cash equivalents	(13,526)	(2,022)	16,975	—	1,427
Cash and cash equivalents at beginning of period	11,788	24,084	—	—	35,872

Cash and cash equivalents at end of period	$(1,738)	$22,062	$16,975	$—	$37,299

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
Nine months Ended October 1, 2005
(unaudited)
13. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the period from January 4, 2004 through May 1, 2004

		Combined
	Combined	Non-		Reclassifications
	Guarantor	Guarantor	The	and
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Net cash provided by operating activities	$14,891	$16,640	$—	$(2,620)	$28,911
Investing activities:
Purchases of property, plant and equipment	(2,958)	(2,539)	—	—	(5,497)
Proceeds from sale of property, plant and equipment	—	1,923	—	—	1,923

Net cash used in investing activities	(2,958)	(616)	—	—	(3,574)
Financing activities:
Proceeds from debt	—	610	—	—	610
Principal payments on debt	—	(3,778)	(4,145)	—	(7,923)
Loan acquisition costs	—	—	(59)	—	(59)
Intercompany transactions, net	(6,028)	(141)	3,549	2,620	—

Net cash provided by (used in) financing activities	(6,028)	(3,309)	(655)	2,620	(7,372)
Effect of exchange rate changes on cash and equivalents	237	(2,393)	—	—	(2,156)

Net increase (decrease) in cash and equivalents	6,142	10,322	(655)	—	15,809
Cash and equivalents at beginning of period	1,531	13,762	4,770	—	20,063

Cash and equivalents at end of period	$7,673	$24,084	$4,115	$—	$35,872

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
On May 13, 2004, Polypore and its stockholders consummated a stock purchase agreement with PP Acquisition Corporation (“PP Acquisition”), a subsidiary of Polypore International, pursuant to which PP Acquisition purchased all of the outstanding shares of the Company’s capital stock. The aggregate purchase price, including acquisition-

related costs, was approximately $1,150.1 million in cash. In connection with these transactions, PP Acquisition (i) obtained a credit facility with initial borrowings of approximately $414.9 million, (ii) issued $225.0 million aggregate principal amount of 8.75% senior subordinated dollar notes due 2012 and €150.0 million aggregate principal amount of 8.75% senior subordinated euro notes due 2012 (collectively, the “8.75% senior subordinated notes”), with an aggregate face amount of $405.9 million, and (iii) received equity contributions from its shareholders of $320.4 million. PP Acquisition used the net proceeds from the credit facility, the issuance of the 8.75% senior subordinated notes and the equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction-related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation (the transactions associated with the acquisition of Polypore being, collectively, the “Transactions”).
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
Results of operations
The information presented below for the pro forma nine months ended October 2, 2004 has been derived by combining the statement of operations for the pre-transactions period from January 4, 2004 through May 1, 2004 with the statement of operations for the post-transactions period from May 2, 2004 through October 2, 2004 and applying the pro forma adjustments for the Transactions. The pro forma results of operations for the nine months ended October 2, 2004 include adjustments for depreciation, amortization and interest expense associated with the Transactions and the related income tax effects of these adjustments. The pro forma results exclude non-recurring costs of $5.3 million for the write-off of in-process research and development costs and $18.5 million for the sale of inventory that was written up in purchase accounting for the Transactions.

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
(in millions)	2005	2004	2005	2004(1)

Net sales	$105.8	$117.5	$330.9	$385.5

Gross profit	31.4	25.7	110.8	144.4
Selling, general and administrative expenses	17.5	18.9	54.1	60.0
Business restructuring	1.5	13.6	6.9	13.6

Operating income (loss)	12.4	(6.8)	49.8	70.8
Interest expense, net	15.1	13.6	44.8	40.8
Foreign currency and other	(0.1)	0.5	(3.5)	1.3

Income (loss) before income taxes	(2.6)	(20.9)	8.5	28.7
Income taxes	(4.3)	(8.7)	(2.0)	10.9

Net income (loss)	$1.7	$(12.2)	$10.5	$17.8

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004(1)

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	29.7%	21.9%	33.5%	37.5%
Selling, general and administrative expenses	16.5%	16.1%	16.3%	15.6%
Business restructuring	1.4%	11.6%	2.1%	3.5%

Operating income (loss)	11.7%	(5.8)%	15.0%	18.4%
Interest expense, net	14.3%	11.6%	13.5%	10.6%
Foreign currency and other	(0.1)%	0.4%	(1.1)%	0.3%

Income (loss) before income taxes	(2.5)%	(17.8)%	2.6%	7.4%
Income taxes	(4.1)%	(7.4)%	(0.6)%	2.8%

Net income (loss)	1.6%	(10.4)%	3.2%	4.6%

(1)	Unaudited pro forma financial information as if the Transactions had occurred on January 4, 2004, the first day of the nine month period ending October 2, 2004.
Three month period ended October 1, 2005 with three month period ended October 2, 2004
Net sales. Net sales for the three months ended October 1, 2005 were $105.8 million, a decrease of $11.7 million, or 10.0%, from the three months ended October 2, 2004. For the energy storage segment, net sales for the three months ended October 1, 2005 were $76.0 million, a decrease of $2.6 million, or 3.3%, from the three months ended October 2, 2004. Lithium battery separator sales in the three months ended October 1, 2005 were approximately the same as in the prior year. Although the lithium battery market remains volatile, we have seen an improvement in rechargeable lithium battery market conditions, especially in China, beginning late in the first quarter of 2005. Improved sales volumes for rechargeable lithium separators were somewhat offset by weakness in disposable lithium separator sales as military demand has declined. The overall increase in lithium sales volumes was offset by lower average sales prices due to increased capacity in the rechargeable lithium battery separator market and a higher portion of sales to our larger customers, who receive lower average prices. Lead acid battery separator sales decreased by $1.7 million due primarily to timing of orders. Energy storage sales include $.3 million from the negative impact of the dollar/euro exchange rate. For the separations media segment, net sales for the three months ended October 1, 2005 were $29.8 million, a decrease of $9.1 million, or 23.4%, from the three months ended October 2, 2004. The decrease in separations media sales was due primarily to the loss of a hemodialysis customer during the third quarter of 2004 and a decline in cellulosic membrane demand, offset somewhat by increases in synthetic membrane sales volumes. While positive developments in our synthetic membrane business provide promise for the future, we expect the decline in cellulosic demand to continue and to likely outpace synthetic gains during the near term. We are in the process of assessing future cellulosic demand and developing our strategic response. Separations media net sales include $.3 million from the negative impact of the dollar/euro exchange rate.
Gross profit. Gross profit for the three months ended October 1, 2005 was $31.4 million, an increase of $5.7 million, or 22.2%, from the three months ended October 2, 2004. Gross profit as a percent of sales for the three months ended October 1, 2005 increased to 29.7% from 21.9% in the prior year. Gross profit for the three months ended October 2, 2004 included an increase in cost of goods sold of $10.0 million for the write-off of the purchase accounting adjustment for inventory that was sold during this period. For the energy storage segment, gross profit for the three months ended October 1, 2005 was $26.8 million, an increase of $4.8 million, or 22.0%, from the same period in the prior year. Gross profit in the energy storage segment as a percent of sales for the three months ended October 1, 2005 increased to 35.3% from 28.0% in the prior year. The increase in gross profit during the three months ended October 1, 2005 is due primarily to a $5.0 million increase in cost of goods sold for the write-off of the purchase accounting adjustment for inventory that was sold during the three months October 2, 2004. Raw material and energy cost increases have to date largely been offset by internal cost saving actions. For the separations media segment, gross profit for the three months ended October 1, 2005 was $4.6 million, an increase of $0.9 million, or 23.0%, from the same period in the prior year. Gross profit in the separations media segment as a percent of sales for the three months ended October 1, 2005 increased to 15.3% from 9.5% in the same period of the prior year. The increase in gross profit was due primarily to a $5.0 million increase in cost of goods sold for the write-off of the purchase accounting adjustment for inventory that was sold during the three months October 2, 2004. The impact of the purchase accounting adjustment was mostly offset bv a decrease in production volumes associated with the decline in cellulosic demand, resulting in higher production costs per unit as fixed costs were applied to lower production volumes.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 1, 2005 were $17.5 million, a decrease of $1.4 million, or 7.4%, from the three months ended October 2, 2004. The decrease was due primarily to lower expenses in connection with cost reduction measures.
Interest expense, net. Interest expense, net was $15.1 million for the three months ended October 1, 2005, an increase of $1.5 million from the three months ended October 2, 2004. The increase in interest expense is attributable to higher interest rates on our variable rate term loans, offset to some extent by the interest savings resulting from the prepayments on the term loans made during 2005.
Income taxes. Income taxes as a percentage of the loss before income taxes for the three months ended October 1, 2005 was 167.6%, as compared to 41.6% for the three months ended October 2, 2004. The income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, foreign tax credits, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. In 2005, the impact of permanent differences on the effective tax rate is exacerbated by the relatively low consolidated income (loss) before income taxes.
Nine month period ended October 1, 2005 with the pro forma nine month period ended October 2, 2004
Net sales. Net sales for the nine months ended October 1, 2005 were $330.9 million, a decrease of $54.6 million, or 14.2%, from the pro forma nine months ended October 2, 2004. For the energy storage segment, net sales for the nine months ended October 1, 2005 were $233.9 million, a decrease of $24.3 million, or 9.4%, from the pro forma nine months ended October 2, 2004. Lithium battery separator sales in the nine months ended October 1, 2005 decreased from the same period in the prior year by $26.4 million due to lower sales volume and average sales prices. The decline in sales volumes is due to unusually strong demand in China that occurred during the first half of 2004. In the second half of 2004 and early 2005, demand for rechargeable lithium battery separators in China slowed down and we experienced a decline in ordering patterns. Although the lithium battery market remains volatile, we have seen an improvement in rechargeable lithium battery market conditions, especially in China, beginning late in the first quarter of 2005. In addition, during the three months ended October 1, 2005, we experienced a decline in disposable lithium separator sales volumes as military demand has declined. Average sales prices have declined in 2005 due to increased capacity in the rechargeable lithium battery separator market and a higher portion of sales to our larger customers, who receive lower average prices. Lead-acid battery separator sales remained relatively consistent with sales from the same period in the prior year. Energy storage sales include $3.5 million from the positive impact of the dollar/euro exchange rate. For the separations media segment, net sales for the nine months ended October 1, 2005 were $97.0 million, a decrease of $30.3 million, or 23.8%, from the pro forma nine months ended October 2, 2004. The decrease in separations media sales was due to the loss of a hemodialysis customer during the third quarter of 2004 and a decline in cellulosic membrane demand, offset somewhat by increases in synthetic membrane sales volumes. While positive developments in our synthetic membrane business provide promise for the future, we expect the decline in cellulosic demand to continue and to likely outpace synthetic gains during the near term. We are in the process of assessing future cellulosic demand and developing our strategic response. Separations media net sales include $4.0 million from the positive impact of the dollar/euro exchange rate.
Gross profit. Gross profit for the nine months ended October 1, 2005 was $110.8 million, a decrease of $33.6 million, or 23.3%, from the pro forma nine months ended October 2, 2004. Gross profit as a percent of sales for the nine months ended October 1, 2005 decreased to 33.5% from 37.5% in the pro forma nine month period ending October 2, 2004. For the energy storage segment, gross profit for the nine months ended October 1, 2005 was $83.6 million, a decrease of $17.4 million, or 17.2%, from the same period in the prior year. Gross profit in the energy storage segment as a percent of sales for the nine months ended October 1, 2005 decreased to 35.8% from 39.2%. The decrease was the result of lower production volumes of lithium separators, a change in product mix and higher depreciation expense. The decrease in production volumes for lithium battery separators resulted in higher production costs per unit as fixed costs were applied to lower production volumes. Raw material and energy cost increases have to date largely been offset by internal cost saving actions. For the separations media segment, gross profit for the nine months ended October 1, 2005 was $27.2 million, a decrease of $16.2 million, or 37.4%, from the same period in the prior year. Gross profit in the separations media segment as a percent of sales for the nine months ended October 1, 2005 decreased to 28.0% from 34.1% in the same period of the prior year. The decrease was due to the decrease in production volumes, resulting in higher production costs per unit as fixed costs were applied to lower production volumes.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended October 1, 2005 were $54.1 million, a decrease of $5.9 million, or 9.8%, from the pro forma nine months ended October 2, 2004. The decrease was due primarily to lower expenses in connection with cost reduction measures.
Interest expense, net. Interest expense, net was $44.8 million for the nine months ended October 1, 2005, an increase of $4.0 million from the pro forma nine months ended October 2, 2004. The increase in interest expense is attributable to higher interest rates on our variable rate term loans, offset to some extent by the interest savings resulting from the prepayments on the term loans made during 2005.
Income taxes. Income taxes as a percentage of income before income taxes for the nine months ended October 1, 2005 was 23.0%, as compared to the statutory rate of 38.0% for the pro forma nine months ended October 2, 2004. The income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, foreign tax credits, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. In 2005, the impact of permanent differences on the effective tax rate is exacerbated by the relatively low consolidated income (loss) before income taxes.
Business restructuring
In the three and nine months ended October 1, 2005, we recorded restructuring charges aggregating $1.5 million and $6.8 million, respectively. All restructuring charges, except for the asset impairment, will result in cash outflows. The cash outflows related to restructuring charges will be funded by cash from operating activities.
2005 restructuring. In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s energy storage segment is transferring certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan includes the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina will be relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $7.9 million, of which $5.4 million has been recognized ($0.2 million in the three months ended October 1, 2005) and the remaining costs will be recognized over the rest of 2005 and in 2006. We expect to realize a portion of the cost savings in 2006 and the full amount of the savings in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
As part of the realignment plan, the Company announced on June 16, 2005 layoffs of 110 employees at its Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and early retirement program is expected to be approximately $4.6 million , of which $3.9 million has been recognized ($0.09 million in the three months ended October 1, 2005) and the remaining costs will be recognized over the rest of 2005 and in 2006.
The Company recorded an impairment charge of $1.3 million in the three months ended July 2, 2005 for property, plant and equipment located at the Feistritz, Austria facility that will not be relocated to Prachinburi, Thailand. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the impairment charge represents the amount by which the carrying value of the assets exceeds the expected future cash flows to be generated over the remaining life of the assets.
The Company estimates that other costs, including disassembly, moving, and legal expenses, will be approximately $2.0 million, of which $0.2 million has been incurred ($0.2 million during the three months ended October 1, 2005). These costs will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).
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

The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs. On September 3, 2004, the Company announced a layoff of approximately 200 employees at its Wuppertal, Germany facility. During the year ended January 1, 2005, a charge of $13.9 million was recorded as an estimate of the costs associated with the layoff. The Company expects to make most of the payments and realize a portion of the cost savings related to the layoffs during fiscal 2005. In connection with a customer’s outsourcing of its dialyzer production, the Company also recorded a charge for raw materials, a portion of which the Company was obligated to purchase under an existing purchase commitment, of $1.8 million in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of its research and development operations, the Company expects to record a charge to earnings of approximately $2.6 million, of which $1.5 million has been recognized ($1.3 million in the three months ended October 1, 2005) and the remainder is expected to occur in the fourth quarter of 2005. The Company does not expect to record any impairment to long-lived assets in connection with the relocation. The restructuring reserve is comprised of the following:

	Balance at				Foreign	Balance at
	January 1,	Restructuring	Non-cash	Cash	Currency	October 1,
(in millions)	2005	Charges	Charges	Payments	Translation	2005

2004 Restructuring Plan
Severance and benefit costs	$14.9	$(0.1)	$—	$(8.9)	$(0.9)	$5.0
Raw materials	1.3	—	—	(0.9)	(0.1)	0.3
Other	—	1.5	—	(1.2)	—	0.3
2005 Restructuring Plan
Severance and benefit costs	—	3.9	—	(0.2)	(0.1)	3.6
Asset disposals and impairments	—	1.3	(1.3)	—	—	—
Other	—	0.2	—	(0.2)	—	—

Total	$16.2	$6.8	$(1.3)	$(11.4)	$(1.1)	$9.2

Liquidity and capital resources
Operating activities. Net cash provided by operations was $60.9 million in the nine months ended October 1, 2005, as compared to $54.4 million in the pro forma nine months ended October 2, 2004. Cash provided by operations for the nine months ended October 1, 2005 consisted of net income before non-cash expenses of $58.0 million and a decrease in working capital. Accounts receivable decreased approximately $6.2 million (net of $5.8 million due to a decrease in the dollar/euro exchange rate) and days sales outstanding decreased 12%, due to the timing of payments from customers and the collection of a receivable due from a customer that decided to outsource its dialyzer production in 2004. Our last sales to the customer occurred at the beginning of the fourth quarter of 2004. However, accounts receivable due from that customer remained outstanding until issues unrelated to the collection of the receivable were resolved. We resolved these issues and collected the amounts due from the former customer in the first quarter of 2005. Inventory decreased by approximately $3.3 million (net of $4.3 million due to a decrease in the dollar/euro exchange rate), resulting in a decrease in inventory days of approximately 11%. The decrease is a result of our annual European shutdowns for employee vacations in the third quarter. Accounts payable and accrued liabilities increased by approximately $3.2 million (net of $4.5 million due to a decrease in the dollar/euro exchange rate) due to an increase in accrued interest, timing of payments and a decrease in the restructuring accrual. Accrued interest increased by $8.8 million because interest on our subordinated debt is paid semi- annually in the second and fourth quarters. The restructuring reserve decreased by $5.8 million, as restructuring payments of $11.4 million were somewhat offset by restructuring payments of $5.5 million.
Cash provided by operations for the pro forma nine months ended October 2, 2004 consisted of net income before non-cash expenses, offset somewhat by an increase in working capital. Accounts receivable increased and inventory decreased due to higher sales of lithium battery separators and hemodialysis membranes during this period. Accounts payable and accrued liabilities increased due primarily to the restructuring accrual.
Investing activities. Capital expenditures for the nine months ended October 1, 2005 were $10.0 million as compared to $12.0 million for the pro forma nine months ended October 2, 2004. We expect to spend approximately $15.0 million for capital expenditures in fiscal 2005. In the nine months ended October 2, 2004, we received proceeds of $1.9 million from the sale of undeveloped land at our French facility.
Financing activities. Cash used in financing activities for the nine months ended October 1, 2005 was $50.5 million as compared to $24.8 million for the pro forma nine months ended October 2, 2004. During the nine months ended October 1, 2005, we made optional prepayments totaling $45.0 million on the term loans under the

Credit Facility and payments on other debt of $5.1 million. In accordance with the Credit Facility, the prepayments were applied first to the quarterly principal payments due for the next twelve months and second, pro rata against the remaining scheduled principal payments. After giving effect to the prepayments, the term loans will require quarterly principal payments of of approximately $0.9 million at the end of each fiscal quarter beginning on December 29, 2006.
We intend to fund our ongoing operations through cash generated by operations and availability under our Credit Facility. As part of the Transactions, we incurred substantial debt under our Credit Facility and from the issuance of the 8.75% senior subordinated notes, with interest payments on this indebtedness substantially increasing our liquidity requirements.
Our Credit Facility provided for initial borrowings of $370.0 million and €36.0 million under the term loan facilities due 2011 and a $90.0 million revolving credit facility due in 2010 (all of which remains unfunded). Our Credit Facility permits us to incur additional senior secured debt at the option of participating lenders, subject to the satisfaction of certain conditions.
On June 15, 2005, we completed a technical amendment to the Credit Facility to provide certain definitional changes in the debt covenant calculation to accommodate the asset relocations associated with the 2005 restructuring.
Borrowings under our Credit Facility bear interest at our choice of the Eurodollar rate or adjusted base rate, or “ABR,” in each case, plus an applicable margin, subject to adjustment based on a pricing grid. As of October 1, 2005, our cash interest requirements for the next 12 months are expected to be approximately $58.9 million.
Our Credit Facility requires us to meet a minimum interest coverage ratio, a maximum leverage ratio and a maximum capital expenditures limitation. Under our Credit Facility, compliance with the minimum interest coverage ratio and maximum leverage ratio tests is determined based on a calculation of adjusted EBITDA in which certain items are added back to EBITDA.
Adjusted EBITDA is calculated as follows:

	Twelve
	Months	Nine months	Three Months
	Ended	Ended	Ended
	October 1,	October 1,	October 1,
(in millions)	2005	2005	2005

Net income	$5.2	$10.5	$1.7
Add:
Depreciation and amortization	58.1	42.3	13.9
Interest expense, net	60.7	44.8	15.1
Income taxes	(1.3)	(2.0)	(4.3)

EBITDA	122.7	95.6	26.4

Add:
Foreign currency (gain) loss	(1.2)	(3.1)	—
Inventory purchase accounting adjustments (1)	.5	—	—
Transactions costs (2)	.4	—	—
Operating lease payments on lease to be refinanced (3)	2.8	2.1	.7
Business restructuring (4)	7.2	6.9	1.5
Loss on disposal of property, plant, and equipment	.8	.3	.3

Adjusted EBITDA	$133.2	$101.8	$28.9

(1)	Represents the write-off of the inventory purchase accounting adjustment for inventory that was sold during the period.

(2)	Represents non-recurring costs incurred in connection with the Transactions.

(3)	Represents payments under an operating lease agreement that we intend to terminate and purchase the equipment from the lessor.

(4)	Represents business restructuring costs associated with the 2004 and 2005 restructuring, including severance and benefit costs for employee layoffs, loss on an inventory purchase commitment, asset impairment and other related expenses.
The calculation of the minimum interest coverage ratio is as follows:

	Twelve
	Months
	Ended
	October 1,
(in millions)	2005

Adjusted EBITDA	$133.2
Consolidated interest expense, as defined in the Credit Agreement	$58.1
Actual interest coverage ratio	2.29	x
Permitted minimum interest coverage ratio	2.25	x

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

The calculation of the maximum leverage ratio is as follows:

	Twelve
	Months
	Ended
	October 1,
(in millions)	2005

Indebtedness, as defined in the Credit Agreement	$784.5
Adjusted EBITDA	$133.2
Actual leverage ratio	5.89	x
Permitted maximum leverage ratio	6.00	x

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
Our 8.75% senior subordinated notes will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.
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
Foreign operations
We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations for the nine months ended October 1, 2005 was approximately $207.3 million as compared to $222.8 million for the pro forma nine months ended October 2, 2004. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

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
In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a post employment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. The consensus in this Issue is effective for fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate affected by a change in accounting principle as described in paragraph 19 of FAS 154. The Company is currently evaluating the provisions of this standard to determine the impact of adopting this statement.
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
In November 2004, the FASB issued Statement No. 151, Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for all fiscal years beginning after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this Statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks due to potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
At October 1, 2005, we had fixed rate debt, including capital lease obligations, of approximately $416.0 million and variable rate debt of approximately $368.4 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately $3.7 million per year. We currently are not a party to any interest rate hedging arrangements. Our hedging arrangements were terminated in connection with the closing of the Transactions. We may decide in the future to enter into interest rate hedging arrangements.
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
Currency risk
Outside the United States, we maintain assets and operations in Europe and, to a much lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues are in a foreign currency other than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our costs, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). In connection with the Transactions, we obtained euro-denominated senior secured and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.
The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Period end rate	1.2225	1.2245	1.2225	1.2245
Period average rate	1.2128	1.2238	1.2761	1.2312
Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of October 1, 2005, we did not have any foreign currency derivatives outstanding.
Item 4. Controls and Procedures
As of October 1, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of October 1, 2005, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
During the three months ended October 1, 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
In connection with the Transactions, the Company identified a potential enforcement issue with the United States Environmental Protection Agency (“EPA”). On April 5, 2005, the Company received a Finding of Violation (“FOV”) dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company recorded its best estimate of potential penalties through adjustment to the allocation of purchase price. On October 21, 2005, the Company received a formal offer for settlement of the matter from the EPA. Although a final agreement has not been reached, management does not believe that penalties resulting from this matter will have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Employment Agreement, dated as of July 6, 2005, by and between Polypore International, Inc. and Robert B. Toth

10.2	Employment Agreement, dated as of August 15, 2005, by and between Polypore International, Inc. and Frank Nasisi

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2005	POLYPORE, INC. (Registrant)

	By:	/s/ Robert B. Toth

Robert B. Toth President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos

Lynn Amos Chief Financial Officer
(principal financial officer and principal accounting officer)