Form 10-Q
period 2006-04-01
Polypore, Inc.
filed 2006-05-16
CIK 1294819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2006

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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The Company currently has 100 shares of common stock outstanding, all of which are owned indirectly by Polypore International, Inc.

Polypore, Inc.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended April 1, 2006
In this Quarterly Report on Form 10-Q, the words “Polypore,” “Company,” “we,” “us” and “our” refer to Polypore, Inc. together with its subsidiaries unless the context indicates otherwise.

Forward-looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore and its subsidiaries. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Controls and Procedures” or the Company’s financial statements or the notes thereto.
These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore, the following, among other things:
•	the highly competitive nature of the markets in which we sell our products;

•	the failure to continue to develop innovative products;

•	the failure to successfully manage the transition in hemodialysis from cellulosic to synthetic filtration membranes;

•	the loss of our customers;

•	the vertical integration by our customers of the production of our products into their own manufacturing process;

•	increases in prices for raw materials or the loss of key supplier contracts;

•	employee slowdowns, strikes or similar actions;

•	product liability claims exposure;

•	risks in connection with our operations outside the United States;

•	the incurrence of substantial costs to comply with, or as a result of violations of, or liabilities under, environmental laws;

•	the failure to protect our intellectual property;

•	the failure to replace lost senior management;

•	the incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•	the failure to effectively integrate newly acquired operations; and

•	the absence of expected returns from the amount of intangible assets we have recorded.
Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements, we cannot give any assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on Polypore’s results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to update these forward-looking statement to reflect new information, future events or otherwise, except as may be required under federal securities laws.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Polypore, Inc.
Condensed Consolidated Balance Sheets

	April 1, 2006
(in thousands)	(unaudited)	December 31, 2005*

Assets
Current assets:
Cash and equivalents	$40,030	$27,580
Accounts receivable, net	97,688	88,347
Inventories	63,803	60,539
Prepaid and other	10,555	8,937

Total current assets	212,076	185,403
Property, plant and equipment, net	372,832	370,871
Goodwill	567,587	567,587
Intangibles and loan acquisition costs, net	217,560	222,006
Environmental indemnification receivable	16,046	16,366
Other	1,400	1,105

Total assets	$1,387,501	$1,363,338

Liabilities and shareholders’ equity
Current liabilities:
Revolving credit obligations	$—	$—
Accounts payable	23,095	23,209
Accrued liabilities	48,294	31,873
Income taxes payable	6,147	4,255
Current portion of debt	2,087	1,224
Current portion of capital lease obligation	1,335	1,326

Total current liabilities	80,958	61,887
Debt, less current portion	772,991	767,759
Capital lease obligation, less current portion	5,792	6,018
Pension and postretirement benefits	52,373	51,386
Postemployment benefits	4,654	7,096
Environmental reserve, less current portion	21,933	22,264
Deferred income taxes	131,497	133,785
Other	1,119	1,864
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock	—	—
Paid-in capital	321,516	321,516
Retained earnings (deficit)	2,515	(850)
Accumulated other comprehensive loss	(7,847)	(9,387)

	316,184	311,279

Total liabilities and shareholders’ equity	$1,387,501	$1,363,338

*	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005

Net sales	$115,293	$112,498
Cost of goods sold	74,980	73,609

Gross profit	40,313	38,889
Selling, general and administrative expenses	22,498	18,390
Business restructuring	772	—

Operating income	17,043	20,499
Other (income) expense:
Interest expense, net	16,283	14,930
Change in accounting principle related to postemployment benefits	(2,593)	—
Foreign currency and other	699	(1,571)

	14,389	13,359

Income before income taxes	2,654	7,140
Income taxes	(711)	1,687

Net income	$3,365	$5,453

See notes to condensed consolidated financial statements

Polypore, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005

Operating activities:
Net income	$3,365	$5,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,160	9,856
Amortization expense	4,400	4,460
Amortization of loan acquisition costs	725	657
Loss on disposal of property, plant and equipment	33	—
Foreign currency and other	(1,068)	(1,618)
Deferred income taxes	(2,561)	(797)
Business restructuring	772	—
Change in accounting principle related to postemployment benefits	(2,593)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,701)	4,638
Inventories	(2,097)	(1,702)
Prepaid and other current assets	(1,510)	(1,852)
Accounts payable and accrued liabilities	13,485	3,455
Income taxes payable	508	5,740
Other, net	452	930

Net cash provided by operating activities	16,370	29,220
Investing activities:
Purchases of property, plant and equipment	(3,989)	(3,097)

Net cash used in investing activities	(3,989)	(3,097)
Financing activities:
Principal payments on debt	(303)	(26,924)

Net cash used in financing activities	(303)	(26,924)
Effect of exchange rate changes on cash and equivalents	372	(1,305)

Net increase (decrease) in cash and equivalents	12,450	(2,106)
Cash and equivalents at beginning of period	27,580	31,684

Cash and equivalents at end of the period	$40,030	$29,578

See notes to condensed consolidated financial statements

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Description of Business — Polypore, Inc. (the “Company” or “Polypore”), a wholly owned subsidiary of Polypore International, Inc. (“Parent” or “Polypore International”), is a leading worldwide manufacturer and marketer of microporous membranes for use in energy storage and separations applications. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and the Asia-Pacific region.
On May 13, 2004, the Company was acquired by Polypore International, Inc. The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the acquisition, the Company obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. These net proceeds were used to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under the Company’s existing credit facility and pay transaction related fees and expenses.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the fiscal year ended December 31, 2005.
2. Accounting Pronouncements
On January 1, 2006, the Company adopted FASB Statement No. 154, Accounting Changes and Error Corrections (“FAS 154”). This standard establishes new standards on accounting for all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 completely replaces APB Opinion No. 20 and FAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors.
On January 1, 2006, the Company adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FAS 154, the Company is required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The Company had previously accrued for the bonus feature of its ATZ arrangements through purchase accounting in connection with an acquisition in 2002. As a result of the adoption of EITF 05-5, the Company reduced the accrual for postemployment benefits and recognized $2,593,000 in other income. This reduction in the postemployment benefits accrual increased net income by $1,634,000, net of $959,000 in income tax expense. The impact of adopting EITF 05-5 is expected to result in additional compensation expense of approximately $1,200,000 in 2006, of which $359,000 was recognized in the three months ended April 1, 2006. The impact of this additional compensation expense reduced net income by $226,000 during the three months ended April 1, 2006, net of income taxes of $133,000.

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On January 1, 2006, the Company adopted FASB Statement No. 151, Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The adoption of FAS 151 did not have an impact on the Company’s financial statements.
3. Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. Inventories consist of the following:

(in thousands)	April 1, 2006	December 31, 2005

Raw materials	$21,946	$21,485
Work-in-process	9,594	7,171
Finished goods	32,263	31,883

Total	$63,803	$60,539

4. Debt
Debt, in order of priority, consists of:

(in thousands)	April 1, 2006	December 31, 2005

Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	366,812	365,735
8.75% senior subordinated notes	407,025	401,955
Other	1,241	1,293

	775,078	768,983
Less current maturities	2,087	1,224

Long-term debt	$772,991	$767,759

5. Pension and Other Postretirement Benefits
The Company and its subsidiaries sponsor multiple defined benefit pension plans, which are primarily located at subsidiaries outside of the U.S., and an other postretirement benefit plan located in the U.S.
The following table provides the components of net periodic benefit cost:

	Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Service cost	$719	$578	$8	$7
Interest cost	763	759	29	29
Expected return on plan assets	(192)	(213)	—	—
Recognized net actuarial loss	9	14	1	—

Net periodic benefit cost	$1,299	$1,138	$38	$36

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Environmental Matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $25,900,000 and $25,568,000 as of April 1, 2006 and December 31, 2005, respectively.
The Company received a Finding of Violation dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company recorded a reserve in 2005 for its best estimate of potential penalties. During the first quarter of 2006, the Company finalized an agreement with the EPA that was consistent with the Company’s original estimate.
In 2004, the Company recorded a reserve for potential environmental contamination at its manufacturing facility in Potenza, Italy. Environmental studies were performed and a plan for remediation was developed and refined with assistance from a third-party advisor and in consultation with the Italian environmental authorities. The Company anticipates that expenditures will continue to be made over the next seven to ten years.
In 2002, the Company recorded a reserve for environmental obligations at its Membrana facility providing for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The Company anticipates that expenditures will continue to be made over the next seven to ten years.
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At April 1, 2006 and December 31, 2005, amounts receivable under the indemnification agreement, which we should receive as we expend funds on Membrana related environmental matters, were $17,866,000 and $17,369,000, respectively.
7. Business Restructuring
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s Energy Storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan included the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina was relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8,168,000, of which $7,142,000 was recognized through April 1, 2006. The remaining costs are expected to be recognized during 2006. In addition to the benefit of realigning capacity with market growth, the Company expects to realize costs savings, a portion of which will be realized in 2006 with the full impact expected to be realized in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
Costs for the disassembly and moving of equipment, legal expenses and certain other costs of the realignment plan will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Exit or Disposal Activities. These costs, which are included in the total cost of the realignment plan noted above, are expected to be approximately $1,800,000, of which $812,000 was recognized through April 1, 2006.
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
During 2004, the Company recorded a $13,899,000 charge for severance and benefit costs for the employee layoffs. In addition, the Company established a $1,788,000 accrual for raw materials, a portion of which the Company was obligated to purchase under an existing purchase commitment. In connection with the relocation of its research and development operations, total costs are expected to be approximately $2,900,000, of which $2,600,000 was recognized through April 1, 2006.
Restructuring activity during the three months ended April 1, 2006 consists of:

	Balance at			Foreign	Balance at
	December 31,	Restructuring	Cash	Currency	April 1,
(in thousands)	2005	Charges	Payments	Translation	2006

2005 Restructuring Plan:
Severance and benefit costs	$1,506	$163	$(198)	$42	$1,513
Other	—	127	(127)	—	—

	1,506	290	(325)	42	1,513

2004 Restructuring Plan:
Severance and benefit costs	4,069	—	(2,212)	97	1,954
Raw materials	32	—	—	1	33
Other	265	482	(693)	5	59

	4,366	482	(2,905)	103	2,046

Total	$5,872	$772	$(3,230)	$145	$3,559

Restructuring activity during the three months ended April 2, 2005 consists of:

	Balance at		Foreign	Balance at
	January 1,	Cash	Currency	April 2,
(in thousands)	2005	Payments	Translation	2005

2004 Restructuring Plan:
Severance and benefit costs	$14,944	$(4,249)	$(562)	$10,133
Raw materials	1,256	—	(53)	1,203

Total	$16,200	$(4,249)	$(615)	$11,336

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Income Taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. Income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. The impact of these factors on the effective tax rate is exacerbated by the relatively low consolidated income before income taxes.
9. Comprehensive Income
Comprehensive income is as follows:

	Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005

Net income	$3,365	$5,453
Other comprehensive income (loss), primarily foreign currency translation	1,540	(2,372)

Comprehensive income	$4,905	$3,081

10. Related Party Transactions
The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company. These investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company’s equity investment account balance was $157,000 and $150,000 at April 1, 2006 and December 31, 2005, respectively. Charges from the affiliates for work performed were $200,000 and $431,000 for the three months ended April 1, 2006 and April 2, 2005, respectively. Amounts due to the affiliates were approximately $86,000 and $84,000 at April 1, 2006 and December 31, 2005, respectively.
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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Financial information relating to the reportable operating segments is presented below:

	Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005

Net sales to external customers:
Energy storage	$83,155	$76,259
Separations media	32,138	36,239

Total net sales to external customers	$115,293	$112,498

Operating income:
Energy storage	$15,357	$12,914
Separations media	2,458	7,585

Segment operating income	17,815	20,499
Business restructuring	772	—

Total operating income	17,043	20,499
Reconciling items:
Interest expense, net	16,283	14,930
Change in accounting principle related to postemployment benefits	(2,593)	—
Foreign currency and other	699	(1,571)

Total consolidated income before income taxes and cumulative effect of a change in accounting principle	$2,654	$7,140

Depreciation and amortization:
Energy storage	$8,006	$8,400
Separations media	6,554	5,916

Total depreciation and amortization	$14,560	$14,316

12. Financial Statements of Guarantors
The Company’s senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s wholly owned subsidiaries (“Guarantors”). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.
The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Financial Statements of Guarantors (continued)
Condensed Consolidating Balance Sheet
As of April 1, 2006

		Combined
	Combined	Non-		Reclassifications
	Guarantor	Guarantor	The	and
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Assets
Cash and cash equivalents	$63	$21,411	$18,556	$—	$40,030
Accounts receivable, net	34,156	63,532	—	—	97,688
Inventories	14,630	49,173	—	—	63,803
Other	3,902	6,617	36	—	10,555

Total current assets	52,751	140,733	18,592	—	212,076
Due from affiliates	187,012	239,796	294,155	(720,963)	—
Investment in subsidiaries	248,570	320,458	193,230	(762,258)	—
Property, plant and equipment, net	107,031	265,801	—	—	372,832
Goodwill	—	—	567,587	—	567,587
Intangibles and loan acquisition costs, net	66	—	217,494	—	217,560
Other	1,199	16,247	—	—	17,446

Total assets	$596,629	$983,035	$1,291,058	$(1,483,221)	$1,387,501

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$18,819	$38,995	$13,575	$—	$71,389
Income taxes payable	1,320	4,827	—	—	6,147
Current portion of debt	—	208	1,879	—	2,087
Current portion of capital lease obligation	1,335	—	—	—	1,335

Total current liabilities	21,474	44,030	15,454	—	80,958
Due to affiliates	295,776	237,725	187,462	(720,963)	—
Debt, less current portion	—	1,033	771,958	—	772,991
Capital lease obligation, less current portion	5,792	—	—	—	5,792
Pension and postretirement benefits	2,154	50,219	—	—	52,373
Postemployment benefits	—	4,654	—	—	4,654
Environmental reserve, less current portion	—	21,933	—	—	21,933
Deferred income taxes and other	63,456	69,160	—	—	132,616
Shareholders’ equity	207,977	554,281	316,184	(762,258)	316,184

Total liabilities and shareholders’ equity	$596,629	$983,035	$1,291,058	$(1,483,221)	$1,387,501

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Financial Statements of Guarantors (continued)
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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Income
For the three months ended April 1, 2006

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$45,848	$69,445	$—	$—	$115,293
Cost of goods sold	22,458	52,522	—	—	74,980

Gross profit	23,390	16,923	—	—	40,313
Selling, general and administrative expenses	13,598	8,900	—	—	22,498
Business restructuring	—	772	—	—	772

Operating income	9,792	7,251	—	—	17,043
Other (income) expense, net	(636)	(1,627)	16,652	—	14,389
Equity in earnings of subsidiaries	—	—	(13,412)	13,412	—

Income (loss) before income taxes	10,428	8,878	(3,240)	(13,412)	2,654
Income taxes	6,625	(731)	(6,605)	—	(711)

Net income	$3,803	$9,609	$3,365	$(13,412)	$3,365

Condensed Consolidating Statement of Income
For the three months ended April 2, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$40,392	$72,106	$—	$—	$112,498
Cost of goods sold	21,695	51,914	—	—	73,609

Gross profit	18,697	20,192	—	—	38,889
Selling, general and administrative expenses	11,010	7,380	—	—	18,390

Operating income	7,687	12,812	—	—	20,499
Other (income) expense, net	(517)	(59)	13,935	—	13,359
Equity in earnings of subsidiaries	—	—	(15,364)	15,364	—

Income before income taxes	8,204	12,871	1,429	(15,364)	7,140
Income taxes	4,211	1,500	(4,024)	—	1,687

Net income	$3,993	$11,371	$5,453	$(15,364)	$5,453

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the three months ended April 1, 2006

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications and
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Net cash provided by operating activities	$11,587	$5,357	$12,838	$(13,412)	$16,370
Investing activities:
Purchases of property, plant and equipment	(2,235)	(1,754)	—	—	(3,989)

Net cash used in investing activities	(2,235)	(1,754)	—	—	(3,989)
Financing activities:
Principal payments on debt	(303)	—	—	—	(303)
Intercompany transactions, net	(9,003)	(740)	(3,669)	13,412	—

Net cash provided by (used in) financing activities	(9,306)	(740)	(3,669)	13,412	(303)
Effect of exchange rate changes on cash and equivalents	(3)	375	—	—	372

Net increase in cash and equivalents	43	3,238	9,169	—	12,450
Cash and equivalents at beginning of period	20	18,173	9,387	—	27,580

Cash and equivalents at end of period	$63	$21,411	$18,556	$—	$40,030

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the three months ended April 2, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$12,075	$18,562	$—	$(1,417)	$29,220
Investing activities:
Purchases of property, plant and equipment	(794)	(2,303)	—	—	(3,097)

Net cash used in investing activities	(794)	(2,303)	—	—	(3,097)
Financing activities:
Principal payments on debt	(313)	(1,592)	(25,019)	—	(26,924)
Intercompany transactions, nets	(13,109)	(17,547)	29,239	1,417	—

Net cash provided by (used in) financing activities	(13,422)	(19,139)	4,220	1,417	(26,924)
Effect of exchange rate changes on cash and equivalents	53	(1,358)	—	—	(1,305)

Net increase (decrease) in cash and equivalents	(2,088)	(4,238)	4,220	—	(2,106)
Cash and equivalents at beginning of period	2,174	20,334	9,176	—	31,684

Cash and equivalents at end of period	$86	$16,096	$13,396	$—	$29,578

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
We manage our operations under two business segments: energy storage and separations media. The energy storage segment, which accounts for approximately 70% of our total sales, produces different types of membranes that function as separators in lead-acid batteries used in transportation and industrial applications and in lithium batteries used in electronics applications. The separations media segment, which accounts for approximately 30% of our total sales, produces membranes used in various healthcare and industrial applications, including hemodialysis, blood oxygenation, ultrapure water filtration, degasification and other specialty applications.
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
On May 13, 2004, the Company was acquired by Polypore International, Inc. The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the acquisition, the Company obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. These net proceeds were used to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under the Company’s existing credit facility and pay transaction related fees and expenses.
Critical accounting policies
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include the policies related to the allowance for doubtful accounts, the impairment of intangibles and goodwill, pension and other postretirement benefits and environmental matters. For a discussion of each of these policies, please see the discussion entitled “Critical Accounting Policies” under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
The following table sets forth, for the periods indicated, certain historical operating data of Polypore in amount and as a percentage of net sales:

			Percentage of Sales
	Three months ended		Three months ended
(in millions)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Net sales	$115.3	$112.5	100.0%	100.0%

Gross profit	40.3	38.9	35.0%	34.6%
Selling, general and administrative expenses	22.5	18.4	19.5%	16.4%
Business restructuring	0.8	—	0.7%	—%

Operating income	17.0	20.5	14.7%	18.2%
Interest expense, net	16.3	14.9	14.1%	13.2%
Change in accounting principle related to postemployment benefits	(2.6)	—	(2.3)%	—%
Foreign currency and other	0.7	(1.6)	0.6%	(1.4)%

	14.4	13.3	12.5%	11.8%

Income before income taxes	2.7	7.2	2.3%	6.4%
Income taxes	(0.7)	1.7	(0.6)%	1.5%

Net income	$3.4	$5.5	2.9%	4.9%

Comparison of the three months ended April 1, 2006 with the three months ended April 2, 2005
Net sales
Energy storage sales increased by $6.9 million to $83.2 million for the three months ended April 1, 2006. The increase in energy storage sales was primarily driven by a $5.6 million increase in lead-acid battery separator sales and a $4.8 million increase in lithium battery separator sales. These increases were partially offset by the negative impact of dollar/euro exchange rate fluctuations of $3.2 million. The increase in lead-acid battery separators sales was primarily attributable to increased volume demand, particularly in Asia, and to a lesser extent, the global price increase that was implemented in the fourth quarter of 2005. The increase in sales of lithium battery separators was primarily driven by volume growth for rechargeable lithium battery separators, partially offset by lower average selling prices due primarily to customer and product mix.
Separations media sales decreased by $4.1 million to $32.1 million for the three months ended April 1, 2006. The decrease in separations media sales resulted primarily from lower revenues of $3.4 million for hemodialysis membranes and the $2.6 million negative impact of the fluctuation in the dollar/euro exchange rates, partially offset by $1.9 million in higher sales of filtration and other products. The decrease in hemodialysis membrane sales is primarily due to a decline in cellulosic membrane sales and lower average selling prices, partially offset by increased sales volumes of synthetic membranes. The decline in average selling prices is due to a higher portion of sales being made to our larger customers who receive lower average selling prices. In response to the decline in cellulosic demand, we are in the process of obtaining firm sales commitments from our customers for their future cellulosic membrane needs. Although we have not completed this process, we expect to accelerate production to meet these sales commitments and then, depending upon our evaluation of future demand, scale back or cease production of cellulosic membranes in late 2006 or early 2007.
Gross Profit
Energy storage gross profit increased by $4.9 million to $30.6 million for the three months ended April 1, 2006. Gross margin as a percentage of sales increased from 33.7% in the first quarter of 2005 to 36.8% in 2006 and was primarily driven by lower production costs per unit as increased production volumes resulted in fixed costs being applied to higher production volumes. Raw material and energy cost increases have been largely offset by internal cost saving actions and the global price increase implemented in the fourth quarter of 2005.
Separations media gross profit decreased by $3.5 million to $9.7 million for the three months ended April 1, 2006. Gross margin as a percentage of sales decreased from 36.5% in the first quarter of 2005 to 30.2% in 2006 and was primarily driven lower average selling prices, lower production volumes, higher depreciation expense and higher energy costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $4.1 million primarily due to increased costs aimed at driving growth, including personnel costs and the accrual of performance-based incentive compensation plan costs.
Interest expense
The $1.4 million increase in interest expense was primarily due to the increase in the interest rates on our debt over the past 12 months, partially offset by the lower debt balances resulting from $50.4 million in debt repayments occurring in 2005. The increased interest rates on our variable rate debt were driven by increases in the underlying base rates and an increase in our interest rate margin percentage by 75 basis points as part of the amendment to our Credit Facility in December 2005.
Income taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate for the three months ended April 1, 2006 was (26.8)% as compared to 23.6% in the prior year. Our effective tax rate varies due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. The impact of these factors on the effective tax rate is exacerbated by the relatively low consolidated income before income taxes.
Business restructuring
2005 Restructuring Plan
During 2005, we initiated a business restructuring to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market. The realignment plan included the closure and downsizing of two European plants and the relocation of certain assets from those plants to our plant in Thailand. The plan also included the relocation of finishing equipment from the United States to China. During the three months ended April 1, 2006, we recorded $0.2 million in severance and benefit costs and $0.1 million in relocation costs related to this realignment plan.
2004 Restructuring Plan
In 2004, we initiated a business restructuring as part of an effort to manage costs and in response to the decision by one of our customers to outsource its dialyzer production. The cost reduction measures that we implemented included employee layoffs and the relocation of certain research and development operations. We also reserved for raw materials, including raw materials we were obligated to purchase under an existing purchase commitment. During the three months ended April 1, 2006, we recorded $0.5 million in costs related to the relocation of the research and development facilities.

Restructuring activity during the three months ended April 1, 2006 consisted of:

	Balance at			Foreign
	December 31,	Restructuring	Cash	Currency	Balance at
(in millions)	2005	Charges	Payments	Translation	April 1,2006

2005 Restructuring Plan:
Severance and benefit costs	$1.5	$0.2	$(0.2)	$—	$1.5
Other	—	0.1	(0.1)	—	—

	1.5	0.3	(0.3)	—	1.5

2004 Restructuring Plan:
Severance and benefit costs	4.1	—	(2.2)	0.1	2.0
Raw materials	—	—	—	—	—
Other	0.3	0.5	(0.7)	—	0.1

	4.4	0.5	(2.9)	0.1	2.1

Total	$5.9	$0.8	$(3.2)	$0.1	$3.6

Restructuring activity during the three months ended April 2, 2005 consisted of:

			Foreign
	Balance at	Cash	Currency	Balance at
(in millions)	January 1, 2005	Payments	Translation	April 2, 2005

2004 Restructuring Plan:
Severance and benefit costs	$14.9	$(4.2)	$(0.6)	$10.1
Raw materials	1.3	—	(0.1)	1.2

Total	$16.2	$(4.2)	$(0.7)	$11.3

Liquidity and Capital Resources
Cash and cash equivalents increased to $40.0 million at April 1, 2006 from $27.6 million at December 31, 2005, primarily due to cash flows from operations of $16.4 million, partially offset by capital expenditures of $4.0 million.
Operating activities. Net cash provided by operations was $16.4 million in the three months ended April 1, 2006, as compared to $29.2 million in the three months ended April 2, 2005. Cash provided by operations for the three months ended April 1, 2006 consisted of net income before non-cash expenses and a decrease in working capital. Accounts receivable increased from December 31, 2005 to April 1, 2006 by approximately $7.7 million (excluding the $1.6 million increase due to movements in the dollar / euro exchange rate) primarily due to the increase in sales during the quarter while days sales outstanding remained comparable to prior periods. Inventories increased approximately $2.1 million (excluding the $1.2 million increase due to movements in the dollar / euro exchange rate) primarily due to increased inventory levels necessary to support higher sales, while days in inventory were comparable to prior year levels. Accounts payable and accrued liabilities increased approximately $13.5 million (excluding the $2.8 million increase due to movements in the dollar / euro exchange rate), primarily due to an increase in accrued interest on the 8.75% Notes, and an increase in accrued personnel costs, including the performance-based incentive compensation plan accrual. Interest for the 8.75% Notes is paid semi-annually in the second and fourth quarters.
Cash provided by operations for the three months ended April 2, 2005 consisted of net income before non-cash expenses and a decrease in working capital. During 2005, accounts receivable decreased approximately $4.6 million primarily due to a 14.0% decrease in days sales outstanding primarily driven by the timing of payments from customers and the collection of a past due receivable. In 2004, a customer decided to outsource its dialyzer production and withheld payment on their account until certain issues unrelated to the collection of the receivable were resolved. Accounts payable and accrued liabilities increased $3.5 million primarily due to an increase in accrued interest related to the Credit Facility and 8.75% Notes issued in May 2004.
Investing activities. Capital expenditures were $4.0 million and $3.1 million in the three months ended April 1, 2006 and April 2, 2005, respectively. We expect to spend approximately $20.0 million for capital expenditures in fiscal 2006.

Financing activities. Cash used in financing activities was $0.3 million and $26.9 million in the three months ended April 1, 2006 and April 2, 2005, respectively. During the three months ended April 2, 2005, we made an optional prepayment of $25.0 million on the term loans under the Credit Facility.
We intend to fund our ongoing operations through cash generated by operations and availability under our Credit Facility.
Our Credit Facility is comprised of a U.S. dollar term loan facility ($328.1 million outstanding at April 1, 2006), a Eurodollar term loan facility ($38.7 million outstanding at April 1, 2006) and a $90.0 million revolving credit facility (all of which remains unfunded). The term loan facilities come due in 2011 and the revolving credit facility is due is 2010.
Borrowings under our Credit Facility bear interest at our choice of the Eurodollar rate or adjusted base rate, in each case, plus an applicable margin, subject to adjustment based on a pricing grid. At April 1, 2006, the interest rates our U.S. dollar term loan and Eurodollar term loan facilities were 7.53% and 5.50%, respectively.
Our Credit Facility requires us to meet a minimum interest coverage ratio, a maximum leverage ratio and a maximum capital expenditures limitation. Under our Credit Facility, compliance with the minimum interest coverage ratio and maximum leverage ratio tests is determined based on a calculation of adjusted EBITDA over the preceding twelve months in which certain items are added back to EBITDA. We monitor the quarterly adjusted EBITDA calculation to track performance relative to our financial covenants included in our Credit Facility.
Adjusted EBITDA, as defined under the credit agreement, is calculated as follows:

	Twelve Months	Three Months
	Ended	Ended
(in millions)	April 1, 2006	April 1, 2006

Net income	$11.8	$3.3
Add:
Depreciation and amortization	54.4	14.6
Interest expense, net	61.3	16.3
Provision for income taxes	(4.5)	(0.7)

EBITDA	123.0	33.5

Add:
Foreign currency (gain) loss	(1.8)	0.6
Operating lease payments on lease to be refinanced (1)	2.7	0.6
Other non-cash charges (2)	(2.2)	(2.2)
Business restructuring	9.5	0.8
Loss on disposal of property, plant, and equipment	0.6	—

Adjusted EBITDA	$131.8	$33.3

(1)	Represents payments under an operating lease agreement that the Company intends to terminate and purchase the equipment from the lessor during the second quarter of 2006.

(2)	Represents other income of $2.6 million resulting from a reduction of the postemployment benefits accrual upon adoption of EITF 05-5 and compensation expense of $0.4 million recorded under EITF 05-5 during the three and twelve months periods ended April 1, 2006.

The calculation of the minimum interest coverage ratio is as follows:

	Twelve Months
	Ended
(in millions)	April 1, 2006

Adjusted EBITDA	$131.8
Consolidated interest expense, as defined in the Credit Agreement	58.5
Actual interest coverage ratio	2.25	x
Permitted minimum interest coverage ratio	1.70	x
Under our Credit Facility, we are required to maintain a ratio of Adjusted EBITDA to interest expense for any four consecutive fiscal quarters ending during any of the following periods or on any of the following dates of at least the following ratios:

Date or Period	Ratio

April 1, 2006 through March 31, 2007	1.70 to 1.00
June 30, 2007	1.75 to 1.00
September 29, 2007 through June 28, 2008	1.90 to 1.00
September 27, 2008 through January 3, 2009	2.00 to 1.00
January 4, 2009 through January 2, 2010	2.75 to 1.00
April 3, 2010 and each fiscal quarter thereafter	3.00 to 1.00
The calculation of the maximum leverage ratio is as follows:

	Twelve Months
	Ended
(in millions)	April 1, 2006

Indebtedness, as defined in the Credit Agreement	$782.2
Adjusted EBITDA	131.8
Actual leverage ratio	5.93	x
Permitted maximum leverage ratio	6.90	x
Under our Credit Facility, we are required to maintain a ratio of total indebtedness to Adjusted EBITDA at the end of any quarter ending during any of the following periods or on any of the following dates of not more than the following ratios:

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
Our 8.75% Notes ($407.0 million outstanding at April 1, 2006) that mature in 2012 are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% Notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% Notes is payable semi-annually in cash. The 8.75% Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

As of April 1, 2006, our cash interest requirements for the next 12 months are expected to be approximately $63.1 million.
We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under our Credit Facility compared to our anticipated cash requirements for debt service, working capital, cash taxes, and capital expenditures as well as funding requirements for long-term liabilities. We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K.
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
Foreign Operations
We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $67.9 million and $72.2 million for the three months ended April 1, 2006 and April 2, 2005, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Environmental matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $25.9 million and $25.6 million as of April 1, 2006 and December 31, 2005, respectively.
The Company received a Finding of Violation dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company recorded a reserve in 2005 for its best estimate of potential penalties. During the first quarter of 2006, the Company finalized an agreement with the EPA that was consistent with the Company’s original estimate.
In 2004, the Company recorded a reserve for potential environmental contamination at its manufacturing facility in Potenza, Italy. Environmental studies were performed and a plan for remediation was developed and refined with assistance from a third-party advisor and in consultation with the Italian environmental authorities. The Company anticipates that expenditures will continue to be made over the next seven to ten years.
In 2002, the Company recorded a reserve for environmental obligations at its Membrana facility providing for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The Company anticipates that expenditures will continue to be made over the next seven to ten years.
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to

December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At April 1, 2006 and December 31, 2005, amounts receivable under the indemnification agreement, which we should receive as we expend funds on Membrana related environmental matters, were $17.9 million and $17.4 million, respectively.
Off-Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
New Accounting Standards
On January 1, 2006, the Company adopted FASB Statement No. 154, Accounting Changes and Error Corrections (“FAS 154”). This standard establishes new standards on accounting for all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 completely replaces APB Opinion No. 20 and FAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors.
On January 1, 2006, the Company adopted EITF Issue No. 05-5. The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FAS 154, the Company is required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The Company had previously accrued for the bonus feature of its ATZ arrangements through purchase accounting in connection with an acquisition in 2002. As a result of the adoption of EITF 05-5, the Company reduced the accrual for postemployment benefits and recognized $2.6 million in other income. This reduction in the postemployment benefits accrual increased net income by $1.6 million, net of $1.0 million in income tax expense. The impact of adopting EITF 05-5 is expected to result in additional compensation expense of approximately $1.2 million in 2006, of which $0.4 million was recognized in the three months ended April 1, 2006. The impact of this additional compensation expense reduced net income by $0.2 million during the three months ended April 1, 2006, net of income taxes of $0.1 million.
On January 1, 2006, the Company adopted FASB Statement No. 151, Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The adoption of FAS 151 did not have an impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
At April 1, 2006, we had fixed rate debt of approximately $407.0 million and variable rate debt of approximately $368.1 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be approximately $3.7 million per year. We currently are not a party to any interest rate hedging arrangements. We may decide in the future to enter into interest rate hedging arrangements.
Currency risk
Outside of the United States, we maintain assets and operations in Europe and, to a lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues are in a foreign currency other than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). We have a euro-denominated term loan and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.
The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005

Period end rate	1.2135	1.3050
Period average rate	1.2028	1.3248
Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of April 1, 2006, we did not have any foreign currency derivatives outstanding.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of April 1, 2006, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
During the three months ended April 1, 2006, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
The Company received a Finding of Violation dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company recorded a reserve in 2005 for its best estimate of potential penalties. During the first quarter of 2006, the Company finalized an agreement with the EPA that was consistent with the Company’s original estimate.
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

Date: May 16, 2006		POLYPORE, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)