Form 10-Q
period 2006-07-01
Polypore, Inc.
filed 2006-08-15
CIK 1294819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2006

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

Polypore, Inc.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended July 1, 2006

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 6. Exhibits	31

SIGNATURES
In this Quarterly Report on Form 10-Q, the words “Polypore,” “Company,” “we,” “us” and “our” refer to Polypore, Inc. together with its subsidiaries unless the context indicates otherwise.

Forward-looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore and its subsidiaries. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained under captions such as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Controls and Procedures” or the Company’s financial statements or the notes thereto.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Polypore, Inc.
Condensed Consolidated Balance Sheets

	July 1, 2006	December 31, 2005*
(in thousands)	(unaudited)

Assets
Current assets:
Cash and equivalents	$39,767	$27,580
Accounts receivable, net	103,197	88,347
Inventories	67,144	60,539
Prepaid and other	9,634	8,937

Total current assets	219,742	185,403
Property, plant and equipment, net	380,867	370,871
Goodwill	567,587	567,587
Intangibles and loan acquisition costs, net	213,562	222,006
Environmental indemnification receivable	17,720	16,366
Other	1,166	1,105

Total assets	$1,400,644	$1,363,338

Liabilities and shareholders’ equity
Current liabilities:
Revolving credit obligations	$—	$—
Accounts payable	26,555	23,209
Accrued liabilities	39,307	31,873
Income taxes payable	5,107	4,255
Current portion of debt	3,048	1,224
Current portion of capital lease obligation	1,349	1,326

Total current liabilities	75,366	61,887
Debt, less current portion	782,739	767,759
Capital lease obligation, less current portion	5,449	6,018
Pension and postretirement benefits	55,765	51,386
Postemployment benefits	4,701	7,096
Environmental reserve, less current portion	23,416	22,264
Deferred income taxes	130,244	133,785
Other	1,114	1,864
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock	—	—
Paid-in capital	321,516	321,516
Retained earnings (deficit)	6,508	(850)
Accumulated other comprehensive loss	(6,174)	(9,387)

	321,850	311,279

Total liabilities and shareholders’ equity	$1,400,644	$1,363,338

*	Derived from audited consolidated financial statements
See notes to condensed consolidated financial statements

Polypore, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$123,094	$112,614	$238,387	$225,112
Cost of goods sold	78,461	72,105	153,441	145,714

Gross profit	44,633	40,509	84,946	79,398
Selling, general and administrative expenses	21,940	18,202	44,438	36,592
Business restructuring	553	5,402	1,325	5,402
Operating income	22,140	16,905	39,183	37,404
Other (income) expense:
Interest expense, net	17,503	14,817	33,786	29,747
Change in accounting principle related to postemployment benefits	—	—	(2,593)	—
Foreign currency and other	1,282	(1,834)	1,981	(3,405)

	18,785	12,983	33,174	26,342

Income before income taxes	3,355	3,922	6,009	11,062
Income taxes	(638)	613	(1,349)	2,300

Net income	$3,993	$3,309	$7,358	$8,762

See notes to condensed consolidated financial statements

Polypore, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005

Operating activities:
Net income	$7,358	$8,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20,319	19,459
Amortization expense	8,823	8,903
Amortization of loan acquisition costs	1,450	1,319
Loss (gain) on disposal of property, plant and equipment	772	(18)
Foreign currency and other	87	(3,515)
Deferred income taxes	(6,466)	(1,537)
Business restructuring	1,325	5,402
Change in accounting principle related to postemployment benefits	(2,593)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,904)	9,557
Inventories	(3,319)	(2,651)
Prepaid and other current assets	(20)	(2,284)
Accounts payable and accrued liabilities	6,339	(11,713)
Income taxes payable	(1,245)	3,787
Other, net	626	1,254

Net cash provided by operating activities	22,552	36,725
Investing activities:
Purchases of property, plant and equipment	(11,128)	(6,617)
Proceeds from sale of property, plant and equipment	—	24
Net cash used in investing activities	(11,128)	(6,593)
Financing activities:
Principal payments on debt	(698)	(27,393)
Loan acquisition costs	—	(415)
Net cash used in financing activities	(698)	(27,808)
Effect of exchange rate changes on cash and equivalents	1,461	(2,845)

Net increase (decrease) in cash and equivalents	12,187	(521)
Cash and equivalents at beginning of period	27,580	31,684

Cash and equivalents at end of the period	$39,767	$31,163

See notes to condensed consolidated financial statements

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Description of Business – Polypore, Inc. (the “Company” or “Polypore”), a wholly owned subsidiary of Polypore International, Inc. (“Parent” or “Polypore International”), is a leading worldwide manufacturer and marketer of microporous membranes for use in energy storage and separations applications. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and Asia.
On May 13, 2004, the Company was acquired by Polypore International, Inc. Polypore International, Inc. is owned, directly and indirectly, by Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus International Partners, L.P. The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the acquisition, the Company obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. The proceeds from these transactions were used to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under the Company’s then-existing credit facility and pay transaction related fees and expenses.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the fiscal year ended December 31, 2005.
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
On January 1, 2006, the Company adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FAS 154, the Company is required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The Company had previously accrued for the bonus feature of its ATZ arrangements through purchase accounting in connection with an acquisition in 2002. As a result of the adoption of EITF 05-5, the Company reduced the accrual for postemployment benefits and recognized $2,593,000 in other income in the three months ended April 1, 2006. This reduction in the postemployment benefits accrual increased net income by $1,634,000, net of $959,000 in income tax expense. The impact of adopting EITF 05-5 is expected to result in additional compensation expense of approximately $1,200,000 in 2006, of which $335,000 and $695,000 was recognized in the three and six months ended July 1, 2006, respectively. The impact of this additional compensation expense reduced net income by $211,000, net of income taxes of $124,000, during the

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
three months ended July 1, 2006 and reduced net income by $438,000, net of income taxes of $257,000, during the six months ended July 1, 2006.
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
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
3. Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. Inventories consist of the following:

(in thousands)	July 1, 2006	December 31, 2005

Raw materials	$21,770	$21,485
Work-in-process	9,257	7,171
Finished goods	36,117	31,883

Total	$67,144	$60,539

4. Debt
Debt, in order of priority, consists of:

(in thousands)	July 1, 2006	December 31, 2005

Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	368,679	365,735
8.75% senior subordinated notes	415,815	401,955
Other	1,293	1,293

	785,787	768,983
Less current maturities	3,048	1,224

Long-term debt	$782,739	$767,759

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Pension and Other Postretirement Benefits
The Company and its subsidiaries sponsor multiple defined benefit pension plans, which are primarily located at subsidiaries outside of the U.S., and an other postretirement benefit plan located in the U.S.
The following tables provide the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$759	$652	$1,478	$1,230
Interest cost	805	857	1,568	1,616
Expected return on plan assets	(200)	(245)	(392)	(458)
Recognized net actuarial loss	8	16	17	30

Net periodic benefit cost	$1,372	$1,280	$2,671	$2,418

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$8	$7	$16	$14
Interest cost	28	29	57	58
Recognized net actuarial loss	3	—	4	—

Net periodic benefit cost	$39	$36	$77	$72

6. Environmental Matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $26,817,000 and $25,568,000 as of July 1, 2006 and December 31, 2005, respectively.
The Company received a Finding of Violation dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company recorded a reserve in 2005 for its best estimate of potential penalties. During the three months ended April 1, 2006, the Company finalized an agreement with the EPA that was consistent with the Company’s original estimate.
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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At July 1, 2006 and December 31, 2005, amounts receivable under the indemnification agreement were $18,729,000 and $17,369,000, respectively. Payments on these indemnification receivables will be due as the Company expends funds for the environmental matters.
7. Business Restructuring
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s Energy Storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan included the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina was relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8,471,000, of which $7,586,000 was recognized through July 1, 2006. Of the remaining costs, $607,000 is expected to be recognized during the remainder of 2006 and $278,000 is expected to recognized during 2007 . In addition to the benefit of realigning capacity with market growth, the Company expects to realize costs savings, a portion of which will be realized in 2006 with the full impact expected to be realized in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
Costs for the disassembly and moving of equipment, legal expenses and certain other costs of the realignment plan will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs, which are included in the total cost of the realignment plan noted above, are expected to be approximately $1,818,000, of which $1,078,000 was recognized through July 1, 2006. The Company expects to recognize $484,000 of the remaining costs during the remainder of 2006 and to recognize $256,000 in costs during 2007.
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
During 2004, the Company recorded a $13,899,000 charge for severance and benefit costs for the employee layoffs. In addition, the Company established a $1,788,000 accrual for raw materials, a portion of which the Company was obligated to purchase under an existing purchase commitment. In connection with the relocation of its research and development operations, total costs are expected to be approximately $2,760,000, of which $2,722,000 was recognized through July 1, 2006. The remaining costs are expected to be recognized during the latter half of 2006.

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restructuring activity during the six months ended July 1, 2006 consists of:

	Balance at			Foreign
	December 31,	Restructuring	Cash	Currency	Balance at
(in thousands)	2005	Charges	Payments	Translation	July 1, 2006

2005 Restructuring Plan:
Severance and benefit costs	$1,506	$338	$(882)	$114	$1,076
Other	—	393	(393)	—	—

	1,506	731	(1,275)	114	1,076

2004 Restructuring Plan:
Severance and benefit costs	4,069	—	(2,528)	187	1,728
Raw materials	32	—	(33)	1	—
Other	265	594	(806)	8	61

	4,366	594	(3,367)	196	1,789

Total	$5,872	$1,325	$(4,642)	$310	$2,865

Restructuring activity during the six months ended July 2, 2005 consists of:

	Balance at				Foreign
	January 1,	Restructuring	Non-cash	Cash	Currency	Balance at
(in thousands)	2005	Charges	Charges	Payments	Translation	July 2, 2005

2005 Restructuring Plan:
Severance and benefit costs	$—	$3,849	$—	$(10)	$(149)	$3,690
Asset disposals and impairments	—	1,278	(1,278)	—	—	—
Other	—	21	—	(21)	—	—

	—	5,148	(1,278)	(31)	(149)	3,690

2004 Restructuring Plan:
Severance and benefit costs	14,944	—	—	(7,649)	(1,082)	6,213
Raw materials	1,256	—	—	—	(139)	1,117
Other	—	254	—	(254)	—	—

	16,200	254	—	(7,903)	(1,221)	7,330

Total	$16,200	$5,402	$(1,278)	$(7,934)	$(1,370)	$11,020

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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Comprehensive Income
Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income	$3,993	$3,309	$7,358	$8,762
Other comprehensive income (loss), primarily foreign currency translation	1,673	(3,127)	3,213	(5,499)

Comprehensive income	$5,666	$182	$10,571	$3,263

10. Related Party Transactions
The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company. These investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company’s equity investment account balance was $169,000 and $150,000 at July 1, 2006 and December 31, 2005, respectively. Charges from the affiliates for work performed were $261,000 and $461,000 for the three and six months ended July 1, 2006, respectively. Charges from the affiliates for work performed were $291,000 and $723,000 for the three and six months ended July 2, 2005, respectively. The amount due to the affiliates at July 1, 2006 and December 31, 2005 was approximately $84,000.
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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Financial information relating to the reportable operating segments is presented below:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(in thousands)	2006	2005	2006	2005

Net sales to external customers:
Energy storage	$87,807	$81,657	$170,962	$157,916
Separations media	35,287	30,957	67,425	67,196

Total net sales to external customers	$123,094	$112,614	$238,387	$225,112

Operating income:
Energy storage	$20,122	$18,574	$35,479	$31,488
Separations media	2,571	3,733	5,029	11,318

Segment operating income	22,693	22,307	40,508	42,806
Business restructuring	553	5,402	1,325	5,402

Total operating income	22,140	16,905	39,183	37,404
Reconciling items:
Interest expense, net	17,503	14,817	33,786	29,747
Change in accounting principle related to postemployment benefits	—	—	(2,593)	—
Foreign currency and other	1,282	(1,834)	1,981	(3,405)

Total consolidated income before income taxes	$3,355	$3,922	$6,009	$11,062

Depreciation and amortization:
Energy storage	$7,720	$8,282	$15,726	$16,682
Separations media	6,862	5,764	13,416	11,680

Total depreciation and amortization	$14,582	$14,046	$29,142	$28,362

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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Financial Statements of Guarantors (continued)
Condensed Consolidating Balance Sheet
As of July 1, 2006

		Combined
	Combined	Non-		Reclassifications
	Guarantor	Guarantor	The	and
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Assets
Cash and cash equivalents	$105	$24,267	$15,395	$—	$39,767
Accounts receivable, net	36,485	66,712	—	—	103,197
Inventories	16,191	50,953	—	—	67,144
Other	4,166	5,280	188	—	9,634

Total current assets	56,947	147,212	15,583	—	219,742
Due from affiliates	189,194	226,809	310,402	(726,405)	—
Investment in subsidiaries	260,922	324,360	193,230	(778,512)	—
Property, plant and equipment, net	109,183	271,684	—	—	380,867
Goodwill	—	—	567,587	—	567,587
Intangibles and loan acquisition costs, net	63	—	213,499	—	213,562
Other	957	17,929	—	—	18,886

Total assets	$617,266	$987,994	$1,300,301	$(1,504,917)	$1,400,644

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$8,941	$39,681	$17,240	$—	$65,862
Income taxes payable	1,157	3,950	—	—	5,107
Current portion of debt	—	219	2,829	—	3,048
Current portion of capital lease obligation	1,349	—	—	—	1,349

Total current liabilities	11,447	43,850	20,069	—	75,366
Due to affiliates	319,280	230,408	176,717	(726,405)	—
Debt, less current portion	—	1,074	781,665	—	782,739
Capital lease obligation, less current portion	5,449	—	—	—	5,449
Pension and postretirement benefits	2,161	53,604	—	—	55,765
Postemployment benefits	—	4,701	—	—	4,701
Environmental reserve, less current portion	—	23,416	—	—	23,416
Deferred income taxes and other	63,456	67,902	—	—	131,358
Shareholders’ equity	215,473	563,039	321,850	(778,512)	321,850

Total liabilities and shareholders’ equity	$617,266	$987,994	$1,300,301	$(1,504,917)	$1,400,644

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

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Income
For the three months ended July 1, 2006

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$46,262	$76,832	$—	$—	$123,094
Cost of goods sold	19,483	58,978	—	—	78,461

Gross profit	26,779	17,854	—	—	44,633
Selling, general and administrative expenses	13,080	8,860	—	—	21,940
Business restructuring	—	553	—	—	553

Operating income	13,699	8,441	—	—	22,140
Other (income) expense, net	(399)	974	18,210	—	18,785
Equity in earnings of subsidiaries	—	—	(11,299)	11,299	—

Income (loss) before income taxes	14,098	7,467	(6,911)	(11,299)	3,355
Income taxes	6,617	3,649	(10,904)	—	(638)

Net income	$7,481	$3,818	$3,993	$(11,299)	$3,993

Condensed Consolidating Statement of Income
For the three months ended July 2, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$41,910	$70,704	$—	$—	$112,614
Cost of goods sold	19,849	52,256	—	—	72,105

Gross profit	22,061	18,448	—	—	40,509
Selling, general and administrative expenses	11,016	7,186	—	—	18,202
Business restructuring	159	5,243	—	—	5,402

Operating income	10,886	6,019	—	—	16,905
Other (income) expense, net	(87)	(326)	13,396	—	12,983
Equity in earnings of subsidiaries	—	—	(9,793)	9,793	—

Income (loss) before income taxes	10,973	6,345	(3,603)	(9,793)	3,922
Income taxes	5,146	2,379	(6,912)	—	613

Net income	$5,827	$3,966	$3,309	$(9,793)	$3,309

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Income
For the six months ended July 1, 2006

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$92,109	$146,278	$—	$—	$238,387
Cost of goods sold	41,941	111,500	—	—	153,441

Gross profit	50,168	34,778	—	—	84,946
Selling, general and administrative expenses	26,677	17,761	—	—	44,438
Business restructuring	—	1,325	—	—	1,325

Operating income	23,491	15,692	—	—	39,183
Other (income) expense, net	(1,035)	(654)	34,863	—	33,174
Equity in earnings of subsidiaries	—	—	(24,711)	24,711	—

Income (loss) before income taxes	24,526	16,346	(10,152)	(24,711)	6,009
Income taxes	13,243	2,918	(17,510)	—	(1,349)

Net income	$11,283	$13,428	$7,358	$(24,711)	$7,358

Condensed Consolidating Statement of Income
For the six months ended July 2, 2005

	Combined	Combined
	Guarantor	Non-Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net sales	$82,302	$142,810	$—	$—	$225,112
Cost of goods sold	41,544	104,170	—	—	145,714

Gross profit	40,758	38,640	—	—	79,398
Selling, general and administrative expenses	22,026	14,566	—	—	36,592
Business restructuring	159	5,243	—	—	5,402

Operating income	18,573	18,831	—	—	37,404
Other (income) expense, net	(604)	(385)	27,331	—	26,342
Equity in earnings of subsidiaries	—	—	(25,157)	25,157	—

Income (loss) before income taxes	19,177	19,216	(2,174)	(25,157)	11,062
Income taxes	9,357	3,879	(10,936)	—	2,300

Net income	$9,820	$15,337	$8,762	$(25,157)	$8,762

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the six months ended July 1, 2006

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$21,794	$10,781	$14,689	$(24,712)	$22,552
Investing activities:
Purchases of property, plant and equipment	(7,106)	(4,022)	—	—	(11,128)

Net cash used in investing activities	(7,106)	(4,022)	—	—	(11,128)
Financing activities:
Principal payments on debt	(631)	(67)	—	—	(698)
Intercompany transactions, net	(14,019)	(2,012)	(8,681)	24,712	—

Net cash (used in) financing activities	(14,650)	(2,079)	(8,681)	24,712	(698)
Effect of exchange rate changes on cash and equivalents	47	1,414	—	—	1,461

Net increase in cash and equivalents	85	6,094	6,008	—	12,187
Cash and equivalents at beginning of period	20	18,173	9,387	—	27,580

Cash and equivalents at end of period	$105	$24,267	$15,395	$—	$39,767

Polypore, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the six months ended July 2, 2005

		Combined
	Combined	Non-
	Guarantor	Guarantor	The	Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by operating activities	$28,350	$28,494	$5,038	$(25,157)	$36,725
Investing activities:
Purchases of property, plant and equipment	(1,513)	(5,104)	—	—	(6,617)
Proceeds from sale of property, plant and equipment	24	—	—	—	24

Net cash used in investing activities	(1,489)	(5,104)	—	—	(6,593)
Financing activities:
Principal payments on debt	(629)	(1,745)	(25,019)	—	(27,393)
Loan acquisition costs	—	—	(415)		(415)
Intercompany transactions, nets	(28,119)	(21,521)	24,483	25,157	—

Net cash (used in) financing activities	(28,748)	(23,266)	(951)	25,157	(27,808)
Effect of exchange rate changes on cash and equivalents	40	(2,885)	—	—	(2,845)

Net increase (decrease) in cash and equivalents	(1,847)	(2,761)	4,087	—	(521)
Cash and equivalents at beginning of period	2,263	20,244	9,177	—	31,684

Cash and equivalents at end of period	$416	$17,483	$13,264	$—	$31,163

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
We serve markets with an attractive mix of both stability and growth. Our lead-acid battery separators serve the stable and predictable market for transportation and industrial applications, with approximately 80% of sales for transportation applications coming from replacement products in the aftermarket. This replacement market is primarily driven by the growing size of the worldwide fleet of motor vehicles, which according to Ward’s Motor Vehicles Facts and Figures, has been growing approximately 3% per year. According to industry analysts, sales in the rechargeable lithium battery market are expected to grow at a compound annual growth rate of approximately 16% through 2011, driven by growth in underlying markets for portable electronic products (primarily mobile telephones and laptop computers) and the displacement of nickel-based battery technologies. In our primary healthcare end-market, hemodialysis, industry analysts estimate that the number of end-stage renal disease patients has been growing 7% per year over the last twenty years, while the frequent dialysis treatments required to treat the disease create a stable and recurring demand for dialyzers and our dialyzer membranes. In our industrial and specialty filtration markets, ever-increasing demand for higher-purity process streams is driving high growth rates in a variety of end-markets, including semiconductor and microelectronics manufacturing, food and beverage processing and water purification.
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
On May 13, 2004, the Company was acquired by Polypore International, Inc. Polypore International, Inc. is owned, directly and indirectly, by Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus International Partners, L.P. The aggregate purchase price, including acquisition related costs, was approximately $1.15 billion in cash. In connection with the acquisition, the Company obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. These net proceeds were used to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under the Company’s then-existing credit facility and pay transaction related fees and expenses.

Critical accounting policies
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include the policies related to the allowance for doubtful accounts, the impairment of intangibles and goodwill, pension and other postretirement benefits and environmental matters. For a discussion of each of these policies, please see the discussion entitled “Critical Accounting Policies” under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
The following tables set forth, for the periods indicated, certain historical operating data of Polypore in amount and as a percentage of net sales:

	Three months ended		Three months ended
($’s in millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$123.1	$112.6	100.0%	100.0%

Gross profit	44.6	40.5	36.3%	36.0%
Selling, general and administrative expenses	21.9	18.2	17.8%	16.2%
Business restructuring	0.6	5.4	0.5%	4.8%

Operating income	22.1	16.9	18.0%	15.0%
Interest expense, net	17.5	14.8	14.2%	13.1%
Foreign currency and other	1.3	(1.8)	1.1%	(1.6)%

	18.8	13.0	15.3%	11.5%

Income before income taxes	3.4	3.9	2.7%	3.5%
Income taxes	(0.6)	0.6	(0.5)%	0.5%

Net income	$4.0	$3.3	3.2%	2.9%

	Six months ended		Six months ended
($’s in millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$238.4	$225.1	100.0%	100.0%

Gross profit	84.9	79.4	35.6%	35.3%
Selling, general and administrative expenses	44.4	36.6	18.6%	16.3%
Business restructuring	1.3	5.4	0.6%	2.4%

Operating income	39.2	37.4	16.4%	16.6%
Interest expense, net	33.8	29.7	14.2%	13.2%
Change in accounting principle related to postemployment benefits	(2.6)	—	(1.1)%	—%
Foreign currency and other	2.0	(3.4)	0.8%	(1.5)%

	33.2	26.3	13.9%	11.7%

Income before income taxes	6.0	11.1	2.5%	4.9%
Income taxes	(1.4)	2.3	(0.6)%	1.0%

Net income	$7.4	$8.8	3.1%	3.9%

Comparison of the three months ended July 1, 2006 with the three months ended July 2, 2005
Net sales
Energy storage sales increased by $6.2 million to $87.8 million for the three months ended July 1, 2006. The increase in energy storage sales was primarily driven by a $2.9 million increase in lead-acid battery separator sales and a $4.1 million increase in lithium battery separator sales. These increases were partially offset by the negative impact of dollar/euro exchange rate fluctuations of $0.7 million. The increase in lead-acid battery separator sales was primarily attributable to increased volume demand, particularly in Asia, and to a lesser extent, the global price increase that was implemented in the fourth quarter of 2005. The increase in sales of lithium battery separators was driven by volume growth for rechargeable lithium battery separators, partially offset by lower average selling prices due primarily to customer and product mix.
Separations media sales increased by $4.3 million to $35.3 million for the three months ended July 1, 2006. The increase in separations media sales consisted of a $3.0 million increase in sales of filtration membranes and a $1.7 million increase in sales of hemodialysis products, partially offset by the negative impact of dollar/euro exchange rate fluctuations of $0.7 million. The increase in filtration was primarily driven by increased volume demand from existing customers, new customers and new applications for microporous technology. The increase in hemodialysis membrane sales is primarily due to increased sales volumes of synthetic membranes, partially offset by a decline in cellulosic membrane sales and lower average selling prices. The decline in average selling prices is due to a higher portion of sales being made to our larger customers who receive lower average selling prices. In response to the decline in cellulosic demand, we are obtaining firm sales commitments from our customers for their future cellulosic needs. Based on current estimates, demand is sufficient to support continued production of cellulosic membranes at least into the fourth quarter of 2006 to meet customer needs in 2006, 2007 and 2008. We expect to finalize customer commitments during the third quarter of 2006, and based on these commitments, make a decision to scale back or cease production of cellulosic membranes. Although the exact timing is not known, we expect to have a plan to realign our cost structure and to record a restructuring charge in the third or fourth quarter of 2006.
Gross Profit
Energy storage gross profit increased by $3.4 million to $34.5 million for the three months ended July 1, 2006. Gross profit as a percentage of sales increased from 38.1% in the second quarter of 2005 to 39.3% in 2006 and was primarily driven by lower production costs per unit as increased production volumes resulted in fixed costs being applied to higher production volumes. Raw material and energy cost increases have been largely offset by internal cost saving actions and recent price increases.
Separations media gross profit increased by $0.7 million to $10.1 million for the three months ended July 1, 2006. Gross profit as a percentage of sales decreased from 30.3% in the second quarter of 2005 to 28.6% in 2006 and was primarily due to lower average selling prices of hemodialysis membranes associated with customer mix and higher energy costs, partially offset by cost reductions resulting from the 2004 business restructuring and production efficiencies related to the accelerated production volumes of cellulosic hemodialysis membranes during 2006. In response to the decline in cellulosic demand, we expect to have a plan to realign our cost structure in the third or fourth quarter of 2006.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $3.7 million primarily due to increased costs aimed at driving growth, including personnel costs and the accrual of performance-based incentive compensation plan costs, and increased selling and other expenses.
Interest expense
The $2.7 million increase in interest expense was primarily due to the increase in the interest rates on our debt, partially offset by the lower debt balances resulting from $23.0 million in debt repayments occurring in the latter half of 2005. The increase in interest rates on our variable rate debt were driven by increases in the underlying base rates and an increase in our interest rate margin percentage by 75 basis points as part of the amendment to our Credit Facility in December 2005.
Income taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate for the three months ended July 1, 2006 was (19.0)% as compared to 15.6% in the prior year. Our effective tax rates varies due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. The impact of these factors on the effective tax rate is exacerbated by the relatively low consolidated income before income taxes.
Comparison of the six months ended July 1, 2006 with the six months ended July 2, 2005
Net sales
Energy storage sales increased by $13.1 million to $171.0 million for the six months ended July 1, 2006. The increase in energy storage sales was primarily driven by an $8.1 million increase in lead-acid battery separator sales and an $8.9 million increase in lithium battery separator sales. These increases were partially offset by the negative impact of dollar/euro exchange rate fluctuations of $3.9 million. The increase in lead-acid battery separator sales was primarily attributable to increased volume demand, particularly in Asia, and to a lesser extent, the global price increase that was implemented in the fourth quarter of 2005. The increase in sales of lithium battery separators was primarily driven by volume growth for rechargeable lithium battery separators, partially offset by lower average selling prices due primarily to customer and product mix.
Separations media sales increased by $0.2 million to $67.4 million for the six months ended July 1, 2006. The increase in separations media sales consisted of a $5.9 increase in sales of filtration products, a $1.6 million decrease in sales of hemodialysis membranes and the negative impact of dollar/euro exchange rate fluctuations of $3.3 million. The increase in filtration sales was primarily driven by increased volume demand from existing customers, new customers and new applications of microporous technology. The decrease in hemodialysis membrane sales is primarily due to a decline in cellulosic membrane sales and lower average selling prices, partially offset by increased sales volumes of synthetic membranes. The decline in average selling prices is due to a higher portion of sales being made to our larger customers who receive lower average selling prices.
Gross Profit
Energy storage gross profit increased by $8.4 million to $65.1 million for the six months ended July 1, 2006. Gross profit as a percentage of sales increased from 36.0% in the first half of 2005 to 38.1% in 2006 and was primarily driven by lower production costs per unit as increased production volumes resulted in fixed costs being applied to higher production volumes. Raw material and energy cost increases have been largely offset by internal cost saving actions and recent price increases.
Separations media gross profit decreased by $2.8 million to $19.8 million for the six months ended July 1, 2006. Gross profit as a percentage of sales decreased from 33.6% in the first half of 2005 to 29.4% in 2006 and was primarily driven by lower average selling prices of hemodialysis membranes related to customer mix and higher energy costs, partially offset by cost reductions resulting from the 2004 business restructuring and production efficiencies related to the accelerated production volumes of cellulosic hemodialysis membranes during 2006.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $7.8 million primarily due to increased costs aimed at driving growth, including personnel costs and the accrual of performance-based incentive compensation plan costs, and increased selling and other expenses.
Interest expense
The $4.1 million increase in interest expense was primarily due to the increase in the interest rates on our debt, partially offset by the lower debt balances resulting from $50.4 million in debt repayments occurring in 2005. The increase in interest rates on our variable rate debt were driven by increases in the underlying base rates and an increase in our interest rate margin percentage by 75 basis points as part of the amendment to our Credit Facility in December 2005.
Income taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate for the six months ended July 1, 2006 was (22.4)% as compared to 20.8% in the prior year. Our effective tax rates varies due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. The impact of these factors on the effective tax rate is exacerbated by the relatively low consolidated income before income taxes.

Business restructuring
2005 Restructuring Plan
During 2005, we initiated a business restructuring to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market. The realignment plan included the closure and downsizing of two European plants and the relocation of certain assets from those plants to our plant in Thailand. The plan also included the relocation of finishing equipment from the United States to China. During the three and six months ended July 1, 2006, we recorded $0.2 million and $0.3 million, respectively, in severance and benefit costs and $0.3 million and $0.4 million, respectively, in relocation costs related to this realignment plan. The total cost of the realignment plan is expected to be approximately $8.5 million, of which $7.6 million was recognized through July 1, 2006. Of the remaining costs, $0.6 million is expected to be recognized during the remainder of 2006 and $0.3 million is expected to be recognized during 2007.
2004 Restructuring Plan
In 2004, we initiated a business restructuring as part of an effort to manage costs and in response to the decision by one of our customers to outsource its dialyzer production. The cost reduction measures that we implemented included employee layoffs and the relocation of certain research and development operations. We also reserved for raw materials, including raw materials we were obligated to purchase under an existing purchase commitment. During the three and six months ended July 1, 2006, we recorded $0.1 million and $0.6 million, respectively, in costs related to the relocation of the research and development facilities. Total costs associated with the relocation are expected to be approximately $2.8 million, of which $2.7 million was recognized through July 1, 2006. The remaining costs are expected to be recognized during the latter half of 2006.
Restructuring activity during the six months ended July 1, 2006 consisted of:

	Balance at			Foreign
	December 31,	Restructuring	Cash	Currency	Balance at
(in millions)	2005	Charges	Payments	Translation	July 1, 2006

2005 Restructuring Plan:
Severance and benefit costs	$1.5	$0.3	$(0.9)	$0.1	$1.1
Other	—	0.4	(0.4)	—	—

	1.5	0.7	(1.3)	—	1.1

2004 Restructuring Plan:
Severance and benefit costs	4.1	—	(2.5)	0.2	1.7
Other	0.3	0.6	(0.8)	—	0.1

	4.4	0.6	(3.4)	0.2	1.8

Total	$5.9	$1.3	$(4.6)	$0.3	$2.9

Restructuring activity during the six months ended July 2, 2005 consisted of:

					Foreign
	Balance at	Restructuring	Non-cash	Cash	Currency	Balance at
(in millions)	January 1, 2005	Charges	Charges	Payments	Translation	July 2, 2005

2005 Restructuring Plan:
Severance and benefit costs	$—	$3.8	$—	$—	$(0.1)	$3.7
Asset disposals and impairments	—	1.3	(1.3)	—	—	—

	—	5.1	(1.3)	—	(0.1)	3.7

2004 Restructuring Plan:
Severance and benefit costs	14.9	—	—	(7.6)	$(1.1)	$6.2
Raw materials	1.3	—	—	—	(0.1)	1.1
Other	—	0.3	—	(0.3)	—	—

	16.2	0.3	—	(7.9)	$(1.2)	$7.3

Total	$16.2	$5.4	$(1.3)	$(7.9)	$(1.4)	$11.0

Liquidity and Capital Resources
Cash and cash equivalents increased to $39.8 million at July 1, 2006 from $27.6 million at December 31, 2005, primarily due to cash flows from operations of $22.6 million, partially offset by capital expenditures of $11.1 million.
Operating activities. Net cash provided by operations was $22.6 million in the six months ended July 1, 2006, as compared to $36.7 million in the six months ended July 2, 2005. Cash provided by operations for the six months ended July 1, 2006 consisted of net income before non-cash expenses of $31.1 million, less an increase in working capital. Accounts receivable increased from December 31, 2005 to July 1, 2006 by approximately $10.9 million (excluding the $3.9 million increase due to movements in the dollar / euro exchange rate) primarily due to the increase in sales during the quarter while days sales outstanding remained comparable to prior periods. Inventories increased approximately $3.3 million (excluding the $3.3 million increase due to movements in the dollar / euro exchange rate) primarily due to the build-up of cellulosic inventories as we produce during 2006 to meet customer sales commitments for 2006, 2007 and 2008. Accounts payable and accrued liabilities increased approximately $6.3 million (excluding the $4.4 million increase due to movements in the dollar / euro exchange rate) primarily due to an increase in accrued personnel costs, including the performance-based incentive compensation plan accrual.
Cash provided by operations for the six months ended July 2, 2005 primarily consisted of net income before non-cash expenses, offset somewhat by an increase in working capital. During 2005, accounts receivable decreased approximately $9.6 million (excluding a $6.2 million decrease due to movements in the dollar / euro exchange range) primarily due to a 21% decrease in days sales outstanding primarily driven by the timing of payments from customers and the collection of a past due receivable. In 2004, a customer decided to outsource its dialyzer production and withheld payment on their account until certain issues unrelated to the collection of the receivable were resolved. Inventories increased approximately $2.7 million (excluding the $4.4 million decrease due to movements in the dollar / euro exchange rate) primarily due to the planned inventory build to accommodate our annual European shutdowns for routine maintenance in the third quarter. Accounts payable and accrued liabilities decreased approximately $11.7 million (excluding a $6.1 million decrease due to movements in the dollar / euro exchange rate) primarily due to a decrease in the restructuring accrual of $3.8 million and the timing of payments.
Investing activities. Capital expenditures were $11.1 million and $6.6 million in the six months ended July 1, 2006 and July 2, 2005, respectively. We expect to spend approximately $20.0 million for capital expenditures in fiscal 2006.
Financing activities. Cash used in financing activities was $0.7 million and $27.8 million in the six months ended July 1, 2006 and July 2, 2005, respectively. During the six months ended July 2, 2005, we made an optional prepayment of $25.0 million on the term loans under the Credit Facility.
Our Credit Facility is comprised of a U.S. dollar term loan facility ($328.2 million outstanding at July 1, 2006), a Eurodollar term loan facility ($40.5 million outstanding at July 1, 2006) and a $90.0 million revolving credit facility (all of which remains unfunded). The term loan facilities come due in 2011, and the revolving credit facility is due is 2010.
Borrowings under our Credit Facility bear interest at our choice of the Eurodollar rate or adjusted base rate, in each case, plus an applicable margin, subject to adjustment based on a pricing grid. At July 1, 2006, the interest rates our U.S. dollar term loan and Eurodollar term loan facilities were 7.98% and 5.80%, respectively.
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

Adjusted EBITDA, as defined under the credit agreement, is calculated as follows:

	Twelve Months	Three Months
	Ended	Ended
(in millions)	July 1, 2006	July 1, 2006

Net income	$12.5	$4.0
Add:
Depreciation and amortization	54.9	14.6
Interest expense, net	64.0	17.5
Provision for income taxes	(5.7)	(0.6)

EBITDA	125.7	35.5

Add:
Foreign currency loss	1.1	1.1
Operating lease payments on lease that was terminated (1)	2.0	—
Other non-cash charges (2)	(1.9)	0.3
Business restructuring	4.7	0.6
Loss on disposal of property, plant, and equipment	1.3	0.7

Adjusted EBITDA	$132.9	$38.2

(1)	Represents payments under an operating lease agreement that the Company terminated during the second quarter of 2006 and purchased the equipment from the lessor.

(2)	Represents other income of $2.6 million resulting from a reduction of the postemployment benefits accrual upon adoption of EITF 05-5 and compensation expense recorded under EITF 05-5 of $0.3 million and $0.7 million during the three and twelve months periods ended July 1, 2006, respectively.
The calculation of the minimum interest coverage ratio is as follows:

	Twelve Months
	Ended
(in millions)	July 1, 2006

Adjusted EBITDA	$132.9
Consolidated interest expense, as defined in the Credit Agreement	61.1
Actual interest coverage ratio	2.18	x
Permitted minimum interest coverage ratio	1.70	x
Under our Credit Facility, we are required to maintain a ratio of Adjusted EBITDA to interest expense for any four consecutive fiscal quarters ending during any of the following periods or on any of the following dates of at least the following ratios:

Date or Period	Ratio

April 1, 2006 through March 31, 2007	1.70 to 1.00
June 30, 2007	1.75 to 1.00
September 29, 2007 through June 28, 2008	1.90 to 1.00
September 27, 2008 through January 3, 2009	2.00 to 1.00
January 4, 2009 through January 2, 2010	2.75 to 1.00
April 3, 2010 and each fiscal quarter thereafter	3.00 to 1.00

The calculation of the maximum leverage ratio is as follows:

	Twelve Months
	Ended
(in millions)	July 1, 2006

Indebtedness, as defined in the Credit Agreement	$792.6
Adjusted EBITDA	132.9
Actual leverage ratio	5.96	x
Permitted maximum leverage ratio	6.90	x
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
Our 8.75% Notes ($415.8 million outstanding at July 1, 2006) that mature in 2012 are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% Notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% Notes is payable semi-annually in cash. The 8.75% Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.
As of July 1, 2006, our cash interest requirements for the next 12 months are expected to be approximately $66.7 million.
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

Foreign Operations
We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $142.9 million for the six months ended July 1, 2006 and July 2, 2005. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Environmental matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $26.8 million and $25.6 million as of July 1, 2006 and December 31, 2005, respectively.
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
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At July 1, 2006 and December 31, 2005, amounts receivable under the indemnification agreement were $18,729,000 and $17,369,000, respectively. Payments on these indemnification receivables will be due as the Company expends funds for the environmental matters.
Off-Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
On January 1, 2006, the Company adopted EITF Issue No. 05-5. The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FAS 154, the Company is required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The Company had previously accrued for the bonus feature of its ATZ arrangements through purchase accounting in connection with an acquisition in 2002. As a result of the adoption of EITF 05-5, the Company reduced the accrual for postemployment benefits and recognized $2.6 million in other income in the three months ended April 1, 2006. This reduction in the postemployment benefits accrual increased net income by $1.6 million, net of $1.0 million in income tax expense. The impact of adopting EITF 05-5 is expected to result in additional compensation expense of approximately $1.2 million in 2006, of which $0.3 million and $0.7 million was recognized in the three and six months ended July 1, 2006, respectively. The impact of this additional compensation expense reduced net income by $0.2 million, net of income taxes of $0.1 million, during the three months ended July 1, 2006 and reduced net income by $0.4 million, net of income taxes of $0.3 million, during the six months ended July 1, 2006.
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
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position be recognized in the Company’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
At July 1, 2006, we had fixed rate debt of approximately $415.8 million and variable rate debt of approximately $368.7 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be approximately $3.7 million per year. We currently are not a party to any interest rate hedging arrangements. We may decide in the future to enter into interest rate hedging arrangements.
Currency risk
Outside of the United States, we maintain assets and operations in Europe and, to a lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because the percentage of our revenues in a foreign currency differs from the percentage of our costs in that currency, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). We have a euro-denominated term loan and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.
The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	July 1, 2006	July 2, 2005

Period end rate	1.2721	1.2111
Period average rate for the three months ended	1.2561	1.2907
Period average rate for the six months ended	1.2295	1.3077
Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of July 1, 2006, we did not have any foreign currency derivatives outstanding.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of July 1, 2006, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
During the three months ended July 1, 2006, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Employment Agreement, dated as of April 17, 2006, by and between Polypore, Inc. and Mitchell J. Pulwer
10.2	Agreement and Release, dated as of April 17, 2006, by and between Celgard, LLC, a subsidiary of Polypore, Inc. and Bradley W. Reed
10.3	Employment Agreement, dated as of April 4, 2006, by and between Membrana, GmbH, a subsidiary of Polypore, Inc. and Josef Sauer
10.4	Polypore International, Inc. 2006 Stock Option Plan
10.5	Form of Option Agreement pursuant to the Polypore International, Inc. 2006 Stock Option Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2006	POLYPORE, INC. (Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer (principal financial officer and principal accounting officer)