Form 10-K
period 2006-12-30
Polypore, Inc.
filed 2007-03-14
CIK 1294819

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-119224

Polypore, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	57-1006871 (IRS Employer Identification No.)
11430 North Community House Road, Suite 350 Charlotte, North Carolina (Address of Principal Executive Offices)	28277 (Zip Code)

        Registrant's Telephone Number, Including Area Code    (704) 587-8409

        Securities registered pursuant to Section 12(b) of the Act:
 None

        Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        The Company currently has 100 shares of common stock outstanding, all of which are owned indirectly by Polypore International, Inc. Because no public market exists for such shares, the aggregate market value of the common stock held by non-affiliates of the Company is not determinable.

Polypore, Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 30, 2006

        In this Annual Report on Form 10-K, the words "Polypore," "Company," "we," "us" and "our" refer to Polypore, Inc. together with its subsidiaries unless the context indicates otherwise. References to "fiscal year" mean the 52 or 53 week period ending on the Saturday that is closest to December 31. The fiscal years ended December 30, 2006, or "fiscal 2006," and December 31, 2005, or "fiscal 2005," each included 52 weeks. The period from January 4, 2004 through May 1, 2004 included 17 weeks and the period from May 2, 2004 through January 1, 2005 included 35 weeks (together, 52 weeks), or "fiscal 2004." The fiscal year ended January 3, 2004, or "fiscal 2003," included 53 weeks. The fiscal year ended December 28, 2002, or "fiscal 2002," included 52 weeks.

Forward-looking Statements

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore's plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore and its subsidiaries. We have identified some of these forward-looking statements with words like "believe," "may," "will," "should," "expect," "intend," "plan," "predict," "anticipate," "estimate" or "continue" and other words and terms of similar meaning. These forward-looking statements may be contained under the captions entitled "Business," "Properties," "Controls and Procedures," "Management's Discussion and Analysis of Financial Condition and Results of Operations" or "Risk Factors," or the Company's financial statements or the notes thereto.

        These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual Report on Form 10-K, including the risks outlined under the caption below entitled "Item 1A. Risk Factors," will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore, the following, among other things:

•
the highly competitive nature of the markets in which we sell our products;

•
the failure to continue to develop innovative products;

•
the loss of our customers;

•
the vertical integration by our customers of the production of our products into their own manufacturing process;

•
increases in prices for raw materials or the loss of key supplier contracts;

•
our substantial indebtedness;

•
interest rate risk related to our variable rate indebtedness;

•
our inability to generate cash;

•
restrictions related to the senior secured credit facilities;

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

•
the absence of expected returns from the amount of intangible assets we have recorded; and

•
natural disasters, epidemics, terrorist acts and other events beyond our control.

        Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements, we cannot give any assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on Polypore's results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to update these forward-looking statements or the factors set forth in the caption below entitled "Risk Factors" to reflect new information, future events or otherwise, except as may be required under federal securities laws.

        We have filed this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and will file or furnish other reports pursuant to Section 13(a) or 15(d) under the Exchange Act, with the Securities and Exchange Commission ("Commission" or "SEC"). You may inspect a copy of any of our filings without charge at the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. You may obtain copies of our filings from such office at prescribed rates. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Polypore, Inc., that file electronically with the SEC. Our reports are available on the SEC website as soon as reasonably practicable after we electronically file such materials with the SEC. The reports are also available in print to any stockholder who requests them by contacting our corporate secretary at the address above for the Company's principal executive offices. Our website address is http://www.polypore.net.

Item 1. Business

General

Overview

        Polypore, Inc., a Delaware corporation, is a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. The microporous membranes we produce are highly engineered polymeric structures which contain millions of pores per square inch, enabling the management of ions, gases and particles that range in size from the cellular to the nano or molecular level.

        Our products and technologies are used in two primary segments, energy storage and separations media. The energy storage segment accounted for approximately 72% of our fiscal 2006 net sales. Primary applications for our membranes in this segment are lithium batteries and lead-acid batteries. Lithium batteries are the power source in a wide variety of electronics applications ranging from laptop computers and mobile phones to power tools, and are emerging in applications such as hybrid electric vehicles (HEVs). Lead-acid batteries are used in transportation and industrial applications. The separations media segment accounted for approximately 28% of our fiscal 2006 net sales. Primary applications for our membranes and membrane modules in this segment are hemodialysis, blood oxygenation, plasmapheresis and various high-performance microfiltration, ultrafiltration and gasification/degasification applications.

        Information concerning segments and geographic information appears under "Note 17—Segment Information" in the Notes to Consolidated Financial Statements for the year ended December 30, 2006 included in Item 8 of this Report which is incorporated herein by reference.

Products and markets

        Our business segments are energy storage and separations media. The following table describes our key products and end-markets served:

Segment	Applications	Major brands	End-markets
Energy storage	Lead-acid batteries	DARAK® Daramic®	Transportation and industrial batteries
	Rechargeable and disposable lithium batteries	CELGARD®	Consumer electronics devices such as mobile phones, portable audio/visual devices, laptop computers, PDAs, cameras and power tools
Separations media	Hemodialysis	PUREMA® DIAPES®	Hemodialysis dialyzers which replicate function of healthy kidneys
	Blood oxygenation	CELGARD® HEXPET® OXYPHAN® OXYPLUS®	Heart-lung machine oxygenation unit for open-heart surgical procedures
	Plasmapheresis	MicroPES® PLASMAPHAN®	Blood cell and plasma separation equipment
	Industrial and specialty filtration applications	Liqui-Flux®	Potable water treatment, beverage filtration, and prefiltration for reverse osmosis

Accurel®	Specialty filtration applications including chemical filtration for microelectronics manufacturing, vent and process air, industrial wastewater treatment, and pharmaceutical processing
Liqui-Cel®	Liquid gasification/degasification for beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing
MicroPES® DuraPES®	Specialty filtration applications including ultrapure water, cold sterile filtration of beverages and pharmaceutical processing
SuperPhobic®	Solvent/ink deaeration for ink jet printers and semiconductor manufacturing

Energy storage

        In the energy storage segment, our membrane separators are a critical performance component in lithium and lead-acid batteries, performing the core function of regulating ion exchange, allowing the charge and discharge process to occur between a battery's positive and negative electrodes. These membrane separators require specialized technical engineering and must be manufactured to extremely demanding requirements and specifications including thickness, porosity, mechanical strength and chemical and electrical resistance. For example, membrane pores must be large enough to allow ions to pass through, but small enough to prevent contamination from conductive particles which cause short circuits. During fiscal 2006, fiscal 2005 and pro forma 2004, our energy storage businesses accounted for 72%, 72% and 68% of our net sales, respectively.

        Electronics applications.    We develop, manufacture and market a broad line of patented polypropylene and polyethylene monolayer and multilayer membrane separators for lithium batteries. Lithium batteries are used in consumer electronics products such as mobile phones and other handheld devices, laptop computers, MP3 players, cameras and, increasingly, power tools. According to the Institute of Information Technology, unit sales of lithium batteries are expected to experience average annual growth of 10% through 2011. Lithium batteries provide critical performance advantages, relative to alternative battery technologies, such as faster charging rates, improved battery life and higher power density, which results in more compact, lightweight batteries. These advantages create the potential for expansion by lithium batteries into additional electronic appliances and portable consumer devices. Because many new applications are incorporating large-format batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth. For example, large-format lithium batteries are displacing nickel-based batteries in new applications such as consumer power tools and electric bikes and are currently in development for use in HEVs.

        We are one of the top three lithium battery membrane separator providers, serving the entire breadth of lithium battery applications, and have been among the top three since the market's first development in the early 1990s. We believe the top three providers supply approximately 85% of the membrane separator requirements for the global lithium battery market. Major lithium battery manufacturers include Sanyo Electric Company Limited, Matsushita Battery Industrial Company Limited (Panasonic brand), Sony Corporation, Samsung Electronics Co. Ltd., Duracell International

Incorporated, BYD Company Limited, Tianjin Lishen Battery Joint Stock Co., Ltd., LG Electronics, Inc. and Saft SA.

        Transportation and industrial applications.    We develop, manufacture and market a complete line of high-performance polymer-based membrane separators for lead-acid batteries. Approximately 80% of our lead-acid battery separators are used in batteries for automobiles and other motor vehicles. The remaining approximately 20% are used in industrial battery applications such as forklifts, submarines and uninterruptible power supply systems, which provide backup power for applications such as computers, mobile phone towers and hospitals. We believe that over 80% of lead-acid battery unit sales for motor vehicles are aftermarket batteries. Aftermarket sales are primarily driven by the size of the worldwide vehicle fleet rather than by new motor vehicle sales. According to WardsAuto.com, the worldwide fleet of motor vehicles has increased in 22 of the past 23 years, averaging 3% annual growth, providing us with a growing recurring revenue base. We believe another factor contributing to market growth is the worldwide conversion from alternative separator materials to the higher performance polyethylene-based membrane separators such as those we produce. Currently, membrane separator market growth is strongest in the Asia Pacific region due, we believe, to increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors, and a high rate of conversion to polyethylene-based membrane separators.

        We believe we are the global market leader in the lead-acid battery separator market, with a market share more than twice that of our nearest competitor, and the only supplier serving both the automotive and industrial segments. We supply all of the world's major lead-acid battery manufacturers. Major lead-acid battery manufacturers include Exide Technologies, Johnson Controls Inc., East Penn Manufacturing Co., Inc. and Fiamm Group.

Separations media

        In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance industrial and specialty filtration applications. These membranes perform the critical function of removing sub-micron particulates from fluids and introducing or removing gases (gasification/degasification) within liquids. Both healthcare and specialty filtration applications require membranes with precisely controlled pore size, structure, distribution and uniformity. Our supply relationships with customers in healthcare and certain filtration applications such as pharmaceutical manufacturing are reinforced by the rigorous testing, clinical studies and/or regulatory approval that our membranes undergo prior to end-product commercialization. In some cases, several years of development and qualification are required. During fiscal 2006, fiscal 2005 and pro forma 2004, our separations media business accounted for 28%, 28% and 32% of our sales, respectively.

        Hemodialysis.    We develop, manufacture and market a complete line of patented polyethersulfone membranes for the hemodialysis market. Hemodialysis is the artificial process that performs the function of a healthy kidney for patients with permanent kidney failure, a condition known as ESRD. In a healthy person, the kidney carries out certain excretory and endocrine functions, including filtering toxins from the blood and controlling blood pressure. For an ESRD patient on dialysis, the dialyzer membrane performs these critical filtering functions. The membranes consist of thousands of fibers that resemble hollow straws slightly larger than a human hair. These fibers have nanopores in their walls at a density of millions of pores per square inch. The size and distribution of these nanopores are designed to separate harmful toxins from the healthy blood passing through the dialyzer. Growth in demand for dialyzers and dialyzer membranes is driven by several factors, including the aging population in developed countries, longer life-expectancy of treated ESRD patients, improving access to treatment in developing countries and the trend in the United States towards single-use rather than multiple-use dialyzers. According to the European Renal Association—European Dialysis and Transplant Association, the number of worldwide ESRD patients has historically grown by approximately 6% per year. We estimate that continued patient population growth combined with conversion to single-use dialyzers and increasing treatment frequency will result in overall annual dialyzer market growth in excess of 6%.

        In 2005, we introduced PUREMA®, our next generation synthetic dialysis membrane. We believe that PUREMA® is superior in performance compared to all other synthetic membranes on the market. Dialyzers containing PUREMA® have been classified in the highest level (category 5) of Japan's dialyzer reimbursement rate system, reflecting the efficacy of our PUREMA® membrane. We believe one example of the increasing customer acceptance of PUREMA® is our recent entry into a long-term supply agreement with a medical device company that develops, manufactures and markets proprietary systems for in-home treatment of ESRD and acute kidney failure. We are currently marketing PUREMA®'s performance advantages, such as by co-branding our customers' dialyzers with the PUREMA® logo.

        We believe we are uniquely positioned as the leading independent supplier (i.e., not a supplier of dialyzers) of synthetic hemodialysis membranes. Major dialyzer manufacturers include Fresenius Medical Care, Gambro AG, Asahi Medical Corporation, Nipro Corp., and Sorin Group Italia S.r.l.

        Blood oxygenation.    We develop, manufacture and market polypropylene and methypentene membranes for the blood oxygenation market. As a component of heart-lung machines, blood oxygenators temporarily replace the functions of the lungs during on-pump open-heart surgery. The oxygenator contains highly specialized membranes which remove carbon dioxide from the blood while oxygen is diffused into the blood. We estimate that the blood oxygenation market is flat as a result of the use of less-invasive alternative heart treatments. However, we believe that the market could grow as the number of patients receiving on-pump open heart surgery increases due to the saturation of alternative heart treatments. Because blood oxygenators are designed to utilize a specific membrane technology and require regulatory approval, an oxygenator manufacturer's relationship with its membrane supplier is vital and switching costs can be substantial. We believe we are the world's leading supplier of membranes for blood oxygenation. Major blood oxygenator producers include Sorin Group S.r.l., Medtronic, Inc., Terumo Medical Corp. and Marquet Cardiopulmonary AG.

        Plasmapheresis.    We develop, manufacture and market polypropylene and polyethersulfone membranes for the plasmapheresis market. In plasmapheresis, plasma is separated from the blood and either retained for the production of therapeutic proteins or filtered and returned to the blood as a treatment for various autoimmune disorders. We believe that the plasmapheresis market is growing and that new treatment methodologies based on blood filtration may lead to additional growth. We believe we are a leading supplier of extracorporeal therapeutic plasmapheresis membranes. Major manufacturers of plasmapheresis equipment include Asahi Kasei Corporation, Fresenius Medical Care, Sorin Group Italia S.r.l., Gambro Dialysatoren GmbH, and Kuraray Company, Ltd.

        Industrial and specialty filtration applications.    We produce a wide range of membranes and membrane-based elements for microfiltration, ultrafiltration and gasification/degasification of liquids, covering a broad range of applications in the filtration market. According to Frost & Sullivan, the U.S. ultrafiltration and microfiltration membrane element market is approximately $1.2 billion and growing in excess of 8.0% annually. Market growth is being driven by several factors, including end-market growth in applications such as water treatment and pharmaceutical processing, displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes and increasing purity requirements in industrial and other applications. We currently serve a variety of filtration end-markets, including water treatment, food and beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing, and we are working closely with current and potential customers to develop innovative new products based on our technology and capabilities.

        The following are descriptions of certain of our industrial and specialty filtration products:

    •
    MicroPES® and DuraPES® are patented sulphonated polyethersulfone flat sheet microfiltration membranes with very high flow rates, broad chemical resistance and low protein binding, properties which are attractive to end-users who desire minimal absorption of their product. This membrane is primarily used in specialty filtration applications such as ultrapure water, cold sterile filtration of beverages, ultrapure chemicals for the electronics industry and pharmaceutical processing.

    •
    Accurel® is a polypropylene membrane, available in flat sheet, hollow fiber, and tubular configurations, which can be used in a wide range of pH conditions. This membrane is an economical choice for many applications compared to certain higher priced products, and is primarily used for specialty filtration applications including ultrapure chemicals for the electronics industry, vent and process air, industrial wastewater treatment, and pharmaceutical processing.

    •
    Liqui-Flux® membrane modules, based on our hollow fiber, polypropylene microfiltration and polyethersulfone ultrafiltration membranes, are used for potable water filtration, beverage processing, and patented prefiltration for reverse osmosis systems.

    •
    Liqui-Cel® membrane contactors incorporate hydrophobic hollow fiber membranes into patented module designs and are used in a wide variety of industries including beverage processing, pharmaceutical, semiconductor and flat panel display manufacturing and power generation.

    •
    SuperPhobic® membrane contactors are a special type of membrane contactor which can treat liquids that otherwise penetrate the membrane pores of conventional Liqui-Cel® membrane contactors. Typical applications involve the elimination of microbubbles in liquids which, upon occurrence, negatively impact customer production processes, quality and yield. Some applications include the degassing of inks and paper coating solutions and photoemulsion.

        We believe that we are the world leader in membrane gasification/degasification for liquids, and that we are uniquely positioned as the leading independent supplier of polyethersulfone flat sheet membranes.

New product development

        We have focused our research and development efforts on developing products for new markets based on existing technologies and developing new process technologies to enhance existing businesses and allow entry into new businesses. We spent approximately $13.1 million (3% of our net sales), $12.1 million (3% of our net sales) and $13.6 million (3% of our net sales) in fiscal 2006, fiscal 2005 and pro forma 2004, respectively, on research and development.

        Our energy storage research and development is performed at technical centers at our plants in Owensboro, Kentucky; Prachinburi, Thailand; Selestat, France; and Charlotte, North Carolina. Our separations media research and development is performed at technical centers at our plants in Wuppertal, Germany and Charlotte, North Carolina. All of the products that we develop are subject to multiple levels of extensive and rigorous testing. The qualification of membrane separators for use in transportation and industrial applications, for instance, may require one or more years of testing by our staff and battery manufacturers.

Sales and marketing

        We sell our products and services to customers in both the domestic and international marketplace. We sell primarily to manufacturers and converters that incorporate our products into their finished goods.

        We employ a direct worldwide sales force and utilize approximately 55 experienced people who manage major customer relationships. Many of our sales representatives are engineers or similarly trained technical personnel who have advanced knowledge of our products and the applications for which they are used. Our sales representatives are active in new product development efforts and are strategically located in the major geographic regions in which our products are sold. In certain geographic areas, we use distributors or other agents.

        We typically seek to enter into long-term supply contracts with our major customers. These contracts typically describe the volume and selling price and can last up to 10 years. In addition, these contracts reflect our close collaborative relationship with our customers, which is driven by our customers' need to develop new separators and membranes directly with us.

        In fiscal 2006, net sales to our top five customers represented approximately 33% of our total net sales. Exide Technologies represented approximately 13% of our net sales in fiscal 2006.

Manufacturing and operations

General

        We have manufacturing facilities in the major geographic markets of North America, Europe and Asia. We manufacture our lead-acid battery membrane separators at our facilities in Owensboro, Kentucky; Corydon, Indiana; Selestat, France; Norderstedt, Germany; Potenza, Italy; Prachinburi, Thailand; and Tianjin, China. During 2005, we closed our Feistritz, Austria facility, downsized our Norderstedt, Germany, facility and relocated certain assets from these two plants to our facility in Prachinburi, Thailand. We manufacture our lithium battery membrane separators at our facility in Charlotte, North Carolina, and have a finishing operation at our facility in Shanghai, China. We manufacture our healthcare membranes and industrial and specialty filtration membranes and membrane modules at facilities in Wuppertal, Germany, and Charlotte, North Carolina.

        In fiscal 2006, fiscal 2005 and pro forma 2004, we generated sales from customers outside the United States of approximately 81%, 74% and 77%, respectively. We typically sell our products in the currency of the country in which the products are manufactured rather than the local currency of our customers.

        Our manufacturing facilities in North America accounted for 39% of total sales for fiscal 2006, with facilities in Europe accounting for 52% and facilities in Asia accounting for 9%. Our foreign operations are, and any future foreign operations will be, subject to certain risks that could materially affect our sales, profits, cash flows and financial position. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also have a material adverse effect on our business, financial condition and results of operations.

Manufacturing processes

        All of our manufacturing processes involve an extrusion process. To produce our flat sheet and hollow fiber membranes, we use one of three basic membrane processes that begin with an extrusion step. These include phase separation (thermally-induced, solvent-induced, or reaction-induced), "dry stretch" ("Celgard" process), and composite extrusion/extraction ("Daramic" process) processes. Each process, and its resulting product properties, is well suited to the various membrane requirements for our target markets. To produce Liqui-Cel® membrane contactors and Liqui-Flux® membrane modules, hollow fibers are bonded together into a cartridge form by extruding either a polyolefin resin or using an epoxy or polyurethane adhesive before final assembly into a finished module.

        Membrane separators for batteries.    We manufacture Daramic®, our principal lead-acid battery separator used in industrial and automotive applications, using a composite extrusion/extraction process. The process stages are fully automated, although the process requires some handling as material is transferred from stage to stage. Initially, an ultra-high molecular weight polyethylene is mixed with porous silica and oil, which are heated and extruded into a film. The film is passed through an extraction bath to remove the excess oil from the silica pores to create the proper microporosity and film stiffness prior to drying. We manufacture our DARAK® industrial separator using a patented manufacturing process that begins by saturating a polyester fleece with a modified phenolic resin, which is then cross-linked, washed, dried, cured and cut into single pieces in a continuous one-step process. The reaction step produces the final microporous structure.

        Similar to our Daramic® product, we begin the manufacture of lithium battery separators with an extrusion step. However, no solvents or other additives are used in conjunction with the polymer at extrusion (hence the "dry" stretch process description). The same "Celgard" process is used for producing patented CELGARD® flat sheet monolayer and trilayer separators. Membrane microporosity is created during a thermal stretching process. Some special coated and non-woven laminate products are also manufactured for specialty battery and other applications.

        Hemodialysis, blood oxygenation, plasmapheresis and filtration membranes.    Membranes for hemodialysis, blood oxygenation, plasmapheresis, and filtration are produced using phase separation processes. For these phase separation processes, the polymer spinning solution is prepared by dissolving the polymer in a solvent prior to extrusion. A porous membrane is formed by separating the solvent and polymer phases using temperature (thermally-induced), or a "non-solvent" (solvent-induced), then the solvent phase is extracted and the porous polymer membrane is dried. For the blood oxygenation market and certain filtration markets, hollow fiber and flat sheet membranes are also produced using our "dry stretch" ("Celgard") process. We rely on the molecular behavior of semi-crystalline polymers (polyolefins) to create the microporous structure. By controlling the extrusion process under which the film or fiber is formed, we create a crystalline structure that allows the formation of microvoids in a subsequent stretching step. Although we use different equipment for the flat sheet and fiber products, the operating conditions of temperature, stress, and line speed are similar for both. After extrusion, our products can be stored or immediately processed on annealing and stretching lines that create the final porous form.

Competition

        Our markets are highly competitive. Our primary competitors in the market for membrane separators used in transportation and industrial batteries are Entek International LLC ("Entek") in North America and Europe and Nippon Sheet Glass Co., Ltd. in Japan. In addition, we have a number of smaller competitors in South Korea, Indonesia, China, and North America. In the market for membrane separators used in lithium batteries, we compete with Asahi Kasei Corporation, Tonen Corporation (a subsidiary of ExxonMobil) and Ube Industries Limited. In addition, we have a number of smaller competitors elsewhere in Asia. For membranes used in dialysis, we compete primarily with Fresenius Medical Care, Gambro AG, Asahi Medical Corporation and Toyobo Co. Ltd. In the blood oxygenation market, we compete primarily with Terumo Medical Corp., and in plasmapheresis our competitors are Asahi Kasei Corporation and Fresenius Medical Care. The industrial and specialty filtration segment competes across multiple markets and applications; principal competitors include Pall

Corporation, Millipore Corporation, Koch Membrane Systems (a division of Koch Industries), Norit B.V., and Dainippon Ink and Chemicals, Inc. Product innovation and performance, quality, service, utility and cost are the primary competitive factors, with technical support being highly valued by the largest customers.

        We believe that we are well positioned in our end-markets for the following reasons:

    •
    We have developed significant proprietary manufacturing know-how by producing specialized products over many years that, in some cases, would be prohibitively expensive for a competitor to replicate.

    •
    Most of our products require years of development and extensive testing and, in the case of our healthcare products, regulatory approval prior to the marketing of our customers' products.

    •
    We have continually improved manufacturing efficiency and expanded capacity through equipment modifications, process improvement and capital expenditures.

    •
    We believe we are among the top three in terms of market share in products comprising a total of approximately 80% of our fiscal 2006 net sales as a result of the superior performance characteristics of our products, our well-known brands within the industries we serve and our ability to develop and manufacture new generations of value-added products at competitive costs.

    •
    Our research and development team works closely with our customers, and we often partner with our customers on product development and end-use testing. As a result, many of our products have been customized to our customers' manufacturing and end-use specifications. In addition, we are often selected as a customer's exclusive supplier for microporous membrane products.

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

    •
    We manufacture, market and service our products in 11 manufacturing sites throughout the Americas, Europe and Asia. By strategically positioning our manufacturing, sales and marketing and technical service personnel near our customers, we can respond to their needs more effectively, provide a higher level of service, reduce shipping costs and improve delivery and response times.

    •
    We believe we have state-of-the-art manufacturing facilities and capabilities.

Raw materials

        We employ a global purchasing strategy to achieve pricing leverage on our purchases of major raw materials. The major polyethylene and polypropylene resins we use are very specialized petroleum-based products that are less affected by commodity pricing cycles than other petroleum-based products. In the event of future price increases for these major raw materials, we believe that we will generally be able to pass these increases on to our customers. The primary raw materials we use to manufacture most of our products are polyethylene and polypropylene resins, silica, paper, and oil. Our major supplier of polyethylene resins is Ticona LLC and our major suppliers of polypropylene resins are Total Petrochemicals USA, Inc., Performance Polymers, Inc. and Bamberger Polymers, Inc. Our major suppliers of silica are PPG Industries, Inc., Degussa A.G. and United Silica (Siam), Ltd., while our major suppliers of oil are Calumet Lubricants, Shell Chemical LP and Shell Company of Thailand (subsidiaries of Royal Dutch/Shell) and ExxonMobil Lubricants (a subsidiary of Exxon Mobil).

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

Seasonality

        Operations at our European production facilities are traditionally subject to shutdowns during the month of August each year for employee vacations. As a result, net income during the third quarter of fiscal 2006 was, and during the third quarter of any fiscal year in the future may be, lower than net income in other quarters during the same fiscal year. In view of the seasonal fluctuations, we believe that comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Employees

        At December 30, 2006, we had approximately 1,800 employees worldwide. Hourly employees at seven of our 10 facilities are unionized and account for approximately 59% of our total employees. These facilities were unionized prior to our ownership; no facility has been unionized under our ownership. We have historically had good relationships with our unions, with no occurrences of any work stoppages. The following summarizes those employees represented by unions as of December 30, 2006:

Location	Number of unionized employees	% of total	Date of contract renegotiation
Corydon, Indiana	83	81	January 2010
Obernberg, Germany	17	74	Annual
Owensboro, Kentucky	167	68	April 2008
Potenza, Italy	137	100	Annual
Selestat, France	137	77	Annual
Wuppertal, Germany	471	92	Annual
Norderstedt, Germany	49	82	Annual

Total	1,061

Environmental matters

        We are subject to a broad range of federal, state, local and foreign environmental laws and regulations which govern, among other things, air emissions, wastewater discharges and the handling, storage disposal and release of wastes and hazardous substances. It is our policy to comply with applicable environmental requirements at all of our facilities. We are also subject to laws, such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. From time to time, we have identified environmental compliance issues at our facilities. For more information, see "Item 3. Legal Proceedings" below.

        We have conducted some cleanup of on-site releases at some facilities and we will be conducting additional cleanups of on-site contamination at other facilities under regulatory supervision or voluntarily. Costs for such work and related measures (such as eliminating sources of contamination) could be substantial, particularly at our Wuppertal, Germany and Potenza, Italy facilities. We have established reserves for environmental liabilities of approximately $28.0 million as of December 30, 2006. However, we do not anticipate that the remediation activities will disrupt operations at our facilities or have a material adverse effect on our business, financial condition or results of operations. In addition, we have asserted claims under an indemnity from Akzo Nobel ("Akzo"), the prior owners of Membrana, GmbH ("Membrana") that is expected to provide indemnification of a substantial percentage of anticipated environmental costs at Wuppertal. The amount receivable under the indemnification agreement at December 30, 2006 was $18.7 million. To date we have not had any significant disagreement with Akzo over its environmental indemnity obligations to us.

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

Item 1A. Risk Factors

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

Risks Related to Our Business

Because the specialized markets in which we sell our products are highly competitive, we may have difficulty growing our business year after year.

        The markets in which we sell our products are highly competitive. Many of these markets require highly specialized products that are time and cost intensive to design and develop. In addition, innovative products, quality, service, utility, cost and technical support are the primary competitive factors in the separation and filtration membrane industry. While we only compete against a small number of competitors in each of our markets, some of these competitors are much larger companies that have greater financial, technological, manufacturing and marketing resources than we do. Many of these competitors are also better established as suppliers to the markets that we serve. As a result, a reduction in overall demand or increased costs to design and produce our products within these markets would likely further increase competition between us and other producers of membranes. This increased competition could cause us to reduce our prices, which could lower our profit margins and impair our ability to grow our business year after year.

We must continue to invest significant resources in developing innovative products in order to maintain a competitive edge in the highly specialized markets in which we operate.

        Our continued success depends, in part, upon our ability to maintain our technological capabilities and to continue to identify, develop and commercialize innovative products for the separation and filtration membrane industry. For example, products for some consumer electronics applications have a short lifecycle and require constant development. If we fail to continue to develop products for those markets or keep pace with technological developments by our competitors generally, we may lose market share, which could result in reduced sales and impair our financial condition.

The loss of any of our large volume customers could impact our sales and our profits.

        Our products are often sold to a relatively small number of large volume customers. For example, one of our customers, Exide Technologies, represented approximately 13% of our net sales in fiscal 2006. As a result, a decrease in business from, or the loss of, large volume customers such as Exide could impact our sales and our profits.

Vertical integration by our customers of the production of our products into their own manufacturing processes could reduce our sales and our profits.

        Our future sales and profits will depend to a significant extent upon whether our customers choose in the future to manufacture the separation and filtration membranes used in their products instead of purchasing these components from us. If any of our existing customers choose to vertically integrate the production of their products in such a manner, the loss of sales to these customers could reduce our sales and our profits.

Increases in prices for raw materials or the loss of key supplier contracts could reduce our profit margins.

        The primary raw materials we use in the manufacture of most of our products are polyethylene and polypropylene resins, silica, paper and oil. In fiscal 2006, raw materials accounted for approximately 46% of our cost of sales. Although our major customer contracts generally allow us to pass increased costs on to our customers, we may not be able to pass on all raw material price increases to our customers in each case or without delay. The loss of any of our key suppliers could disrupt our business until we secure alternative supply arrangements. Furthermore, any new supply agreement we enter into may not have terms as favorable as those contained in our current supply arrangements.

Our substantial indebtedness could harm our ability to react to changes in our business or to market developments and prevent us from fulfilling our obligations under our indebtedness.

        As a result of the transactions related to PP Acquisition Corporation's purchase of Polypore, Inc. (the "Transactions"), we have incurred a significant amount of indebtedness. As of December 30, 2006, our consolidated indebtedness outstanding, including capital lease obligations, was approximately $798.1 million, excluding unused commitments of $90.0 million under our revolving loan facility. For fiscal 2006, our interest expense was $67.9 million.

        Our substantial level of current indebtedness, as well as any additional borrowings we may make under the unused portions of our senior secured credit facilities, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive and industry conditions by limiting our flexibility to plan for, or to react to, changes in our business and in the industry in which we operate. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        At December 30, 2006, Polypore had variable rate debt of approximately $369.2 million and we are not a party to any interest rate hedging agreements. As a result, a modest interest rate increase could result in a substantial increase in interest expense. Our earnings may not be sufficient to allow us to meet any such increases in interest rate expense and to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. However, our business may not generate sufficient cash flow from operations for a variety of reasons, including those mentioned elsewhere in this "Risk Factors" section. Without sufficient cash flow, future borrowings may not be available to us under our senior secured credit facilities in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity or capital needs. If we cannot generate sufficient cash to service our debt, we will have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Any of these actions may not be effected on commercially reasonable terms, or at all. In addition, the indenture for our $225.0 million aggregate principal amount of 8 3/4% senior subordinated dollar notes due 2012 and €150.0 million aggregate principal amount of 8 3/4% senior subordinated euro notes due 2012 (collectively, the "8 3/4% Notes"), and the credit agreement for our senior secured credit facilities may restrict us from adopting any of these alternatives.

The terms of our senior secured credit facilities and the indenture relating to our 8 3/4% Notes may restrict our current and future operations, particularly our ability to respond to market changes or to take certain actions.

        Our senior secured credit facilities and the indenture relating to our 8 3/4% Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. For example, our senior secured credit facilities include covenants restricting, among other things, our ability to incur, assume or permit to exist additional indebtedness or guarantees; engage in mergers, acquisitions and other business combinations; or amend or otherwise alter terms of our indebtedness, including our 8 3/4% Notes, and other material agreements. Our senior secured credit facilities also include financial covenants, including requirements that we maintain a minimum interest coverage ratio and a maximum leverage ratio.

        The indenture relating to our 8 3/4% Notes also contains numerous negative covenants including, among other things, restrictions on our ability to: incur or guarantee additional debt; issue preferred stock of restricted subsidiaries; pay dividends or make other equity distributions; or purchase or redeem capital stock.

        A breach of any of these covenants or the inability to comply with financial covenants could result in a default under our senior secured credit facilities or our 8 3/4% Notes. If any such default occurs, the lenders and the holders of our notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings and to proceed against all collateral granted to them to secure the debt. If collateral (such as available cash) is repossessed by the lenders or holders of our 8 3/4% Notes, we will be unable to access the capital and other resources necessary to operate our business and we could incur immediate and significant losses.

Because a majority of our employees are represented under collective bargaining agreements, any employee slowdowns, strikes or failure to renew our collective bargaining agreements could disrupt our business.

        Approximately 59% of our employees are represented under collective bargaining agreements. A majority of those employees are located in Italy, France and Germany and are represented under industry-wide agreements that are subject to national and local government regulations. Many of these collective bargaining agreements must be renewed annually. Labor unions also represent our employees in Owensboro, Kentucky and Corydon, Indiana. The collective bargaining agreement covering the workers at the Owensboro facility expires in April 2008 and the agreement covering workers at the Corydon facility expires in January 2010.

        We may not be able to maintain constructive relationships with these labor unions. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business. Any such disruption could in turn reduce our sales, increase our costs to bring products to market and result in significant losses.

We generate most of our sales from manufacturing products that are used in a wide variety of industries and the potential for product liability exposure for our products could be significant.

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

        Our manufacturing facilities in North America accounted for 39% of total net sales for fiscal 2006, with facilities in Europe accounting for 52% and facilities in Asia accounting for 9%. Typically, we sell our products in the currency of the country where the manufacturing facility that produced the products is located. In addition, as part of our growth and acquisition strategy, we may expand our operations in these or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our sales, profits, cash flows and financial position. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also increase our costs and reduce our profits.

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

        Under certain environmental laws, a current or previous owner or operator of an environmentally contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property. This liability could result whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials.

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

        We anticipate additional investigations and clean-ups of onsite contamination under regulatory supervision or voluntarily at some of our sites. In addition, the imposition of more stringent clean-up requirements, the discovery of additional contaminants or the discovery of offsite contamination at or from one or more of our facilities could result in significant additional costs to us.

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

        We intend to enforce our intellectual property rights vigorously, and from time to time we may initiate claims against third parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could seriously harm our business.

Due to the unique products that we produce and the particular industry in which we operate, the loss of our senior management could disrupt our business.

        Our senior management is important to the success of our business. There is significant competition for executive personnel with unique experience in the separation and filtration membrane industry. As a result of this unique need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover or attract additional senior management personnel. All of our executive officers are free to pursue other business opportunities (other than our chief executive officer, who is bound by a non-compete provision of his employment agreement), including those that may compete with us. The loss of any member of our senior management without retaining a suitable replacement (either from inside or outside our existing management team) could disrupt our business.

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

        We may not be able to integrate successfully any business we acquire into our existing business. Any acquired businesses may not be profitable or as profitable as we had expected. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business. This could decrease the time that they have to service and attract customers and develop new products and services. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays. Such expenses and delays could include difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs, reduce our profits and ultimately disrupt our business.

We have recorded a significant amount of intangible assets which may never generate the returns we expect.

        As a result of our acquisitions, our net identifiable intangible assets at December 30, 2006 were approximately 14% of our total assets. Such assets include trademarks and trade names, license agreements and technology acquired in acquisitions. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately 41% of our total assets at December 30, 2006. Both goodwill and identifiable intangible assets increased substantially as a result of the Transactions. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and, under FASB Statement No. 142, Goodwill and Other Intangible Assets, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, and adverse changes in applicable laws or regulations. These changes include changes that restrict the activities of the acquired business and a variety of other circumstances. The amount of any impairment must be written off. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs.

Our operations are vulnerable to interruption or loss due to natural disasters, epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

        Our operations may be subject to significant interruption if any of our facilities is damaged or destroyed. For example, certain of our products are manufactured at a single facility location for which we do not maintain a backup manufacturing facility. A natural or other disaster, such as a fire or flood, could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, and result in large expenses to repair or replace the facilities. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, especially in our major markets of North America, Europe and Asia could have a negative effect on travel and our business operations, and result in adverse consequences on our sales and financial performance.

Warburg Pincus controls us.

        Affiliates and designees of Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus International Partners, L.P. (collectively, "Warburg Pincus") control Polypore. Warburg Pincus is able to cause the election of all of the members of our board of directors, cause the appointment of new management and cause the approval of any action requiring the approval of our stockholders, including amendment of our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by Warburg Pincus are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our 8 3/4% notes. Furthermore, Warburg Pincus may in the future own businesses that directly compete with ours. For information concerning the composition of our management team, see "Item 10. Directors, Executive Officers and Corporate Governance."

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        Our corporate headquarters are located in leased office space in Charlotte, North Carolina. Our manufacturing facilities are strategically located to serve our customers globally:

Location(1)	Floor Area (sq. ft.)	Business Segment	Certification
Owensboro, Kentucky	256,000	Energy Storage	ISO 14001, ISO 9001
Corydon, Indiana	161,000	Energy Storage	ISO 14001, ISO 9001
Selestat, France	110,000	Energy Storage	ISO 14001, ISO 9001
Norderstedt, Germany	124,000	Energy Storage	ISO 14001, ISO 9001
Potenza, Italy	143,000	Energy Storage	ISO 14001, ISO 9001,
Prachinburi, Thailand	42,000	Energy Storage	ISO 14001, ISO 9001
Charlotte, North Carolina	142,000	Energy Storage and Separations Media	ISO 14001, ISO 9001
Shanghai, China(2)	29,000	Energy Storage	—
Wuppertal, Germany(3)	1,503,000	Separations Media	ISO 14001, ISO 9001
Obernberg, Germany(2)	23,000	Separations Media	ISO 9001
Tianjin, China(4)	47,000	Energy Storage	—

(1)
Excludes leased sales offices in Shanghai, China; Tokyo, Japan; Seoul, Korea; and Sao Paulo, Brazil.

(2)
Polypore owns the equipment and leases the facility.

(3)
Excludes approximately 633,000 square feet for portions of the facility that will no longer be used subsequent to the shutdown of cellulosic production during 2006.

(4)
In February 2007, we completed the acquisition of a 60% share in this facility.

(5)
The domestic facilities serve as collateral under the senior secured credit facilities.

        Between the existing capacity at the facilities listed in the table above, planned productivity gains and planned capital expenditures for fiscal 2007, we believe we will have sufficient capacity available to meet our needs for fiscal 2007.

Item 3. Legal Proceedings

        As part of an internal self-audit of our Corydon, Indiana and Owensboro, Kentucky facilities, we recently identified instances of potential non-compliance with its environmental operating permits at these facilities. We self-reported these issues to the proper state and federal agencies and are taking steps to resolve these issues. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management's analysis of facts and circumstances, in consideration of recent cases addressed by the agencies involved, and based upon advice from third-party advisors, we do not believe that the maximum penalty will be assessed and that penalties, if any, resulting from this matter will not have a material adverse effect on our business, financial condition or results of operations.

        We received a Finding of Violation, dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at our Corydon, Indiana facility relating to the control of fugitive emissions at the facility. We recorded a reserve in 2005 for our best estimate of potential penalties. During the three months ended April 1, 2006, we finalized an agreement with the EPA that was consistent with our original estimate. We have completed the work required under the agreement, and are awaiting the EPA's final resolution of the matter.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        All of our issued and outstanding shares of common stock are owned indirectly by Polypore International, Inc. ("Polypore International" or "Parent"). Warburg Pincus, certain members of management and a director own, directly or indirectly, substantially all of the equity securities of Polypore International. Our common stock has not been registered under the Securities Act or the Exchange Act, and there is no established public trading market for our common stock.

        We did not declare or pay any dividends on our common stock in our two most recent fiscal years, and we do not expect to pay any such dividends in 2007. Our senior secured credit facilities include negative covenants restricting or limiting our and our subsidiaries' ability to, among other things, declare dividends, make payments on or redeem or repurchase capital stock. In addition, the indenture relating to our 8 3/4% Notes also contains negative covenants which restrict or limit our ability to pay dividends. For more detailed information about our credit facilities and 8 3/4% Notes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to our Consolidated Financial Statements.

Item 6. Selected Financial Data

        The following table presents selected historical consolidated financial data of Polypore for the years ended December 30, 2006 and December 31, 2005 (Post-Transactions), the period from May 2, 2004 through January 1, 2005 (Post-Transactions) and the period from January 4, 2004 through May 1, 2004 (Pre-Transactions), and each of the preceding two years ended January 3, 2004 (Pre-Transactions). The selected historical consolidated financial data has been derived from Polypore's audited consolidated financial statements.

        On May 13, 2004, Polypore and its shareholders consummated a stock purchase agreement with PP Acquisition Corporation, a subsidiary of Polypore International, pursuant to which PP Acquisition Corporation purchased all of the outstanding shares of the Company's capital stock. At the time of the closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation. For more information on this transaction, see "Item 8. Financial Statements and Supplementary Data" below.

        The information presented below should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

	Post-Transactions			Pre-Transactions
	Fiscal Year		Period from May 2, 2004 to January 1, 2005	Period from January 4, 2004 to May 1, 2004	Fiscal Year
(in millions)
	2006	2005			2003	2002
Statement of operations data:
Net sales	$479.7	$432.5	$311.1	$179.3	$441.1	$345.4

Gross profit	164.9	150.2	85.2	69.1	155.4	102.0
Selling, general and administrative expenses	87.6	74.1	48.0	24.9	69.7	48.9
Business restructuring	37.0	8.7	13.9	—	—	—
In process research and development	—	—	5.3	—	—	—
Other	—	—	—	(1.5)	—	—

Operating income	40.3	67.4	18.0	45.7	85.7	53.1
Interest expense, net	67.9	59.9	37.8	6.0	21.5	20.9
Foreign currency and other	3.2	(4.4)	1.8	0.5	2.4	1.5
Change in accounting principle related to postemployment benefits	(2.6)	—	—	—	—	—
Unrealized (gain) loss on derivative instrument	—	—	—	(1.3)	(2.3)	2.5

Income (loss) before income taxes	(28.2)	11.9	(21.6)	40.5	64.1	28.2
Income taxes	(15.5)	(2.1)	(6.7)	13.7	18.8	11.4

Net income (loss)	(12.7)	14.0	(14.9)	26.8	45.3	16.8
Redeemable preferred stock dividends	—	—	—	(0.4)	(1.2)	(1.7)
Redemption premium on Class C preferred stock	—	—	—	—	—	(2.6)

Net income (loss) applicable to common stock	$(12.7)	$14.0	$(14.9)	$26.4	$44.1	$12.5

	Post-Transactions			Pre-Transactions
(in millions)
	2006	2005	2004	2003	2002
Balance sheet data (at end of period):
Total assets	$1,389.0	$1,363.3	$1,488.0	$730.6	$633.1
Total debt and capital lease obligations, including current portion	798.1	776.3	860.8	284.1	311.0
Redeemable preferred stock and cumulative dividends payable	—	—	—	16.2	15.0
Shareholder's equity	304.4	311.3	307.3	189.8	97.6
	Post-Transactions			Pre-Transactions
	Fiscal Year		Period from May 2, 2004 to January 1, 2005	Period from January 4, 2004 to May 1, 2004	Fiscal Year
(in millions)
	2006	2005			2003	2002
Other financial data:
Depreciation and amortization	$60.2	$54.1	$33.7	$15.2	$38.7	$30.8
Capital expenditures	24.0	13.0	9.9	5.5	33.8	28.8
Net cash provided by (used in):
Operating activities	50.3	64.8	22.1	28.9	56.5	83.5
Investing activities	(23.9)	(13.0)	(9.8)	(3.6)	(33.8)	(141.4)
Financing activities	(3.4)	(52.4)	(20.1)	(7.4)	(28.3)	83.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this report. Some of the information contained in this discussion and analysis or included elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Please see "Forward-looking statements" for more information. You should review the "Risk factors" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

Overview

        We are a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. We believe that we are among the top three in terms of market share in products comprising a total of approximately 80% of our fiscal 2006 net sales. The microporous membranes we produce are highly engineered polymeric structures which contain millions of pores per square inch, enabling the management of ions, gases and particles that range in size from the cellular to the nano or molecular level. We believe that membrane performance will increasingly be the key product differentiator in the applications we serve. Our expertise spans multiple membrane configurations, polymers, coatings and process technologies and addresses a wide array of market requirements. We believe our membrane technology platform is one of the broadest in the industries in which we compete. We believe that our differentiated membranes and market-focused organization will enable us to meet increasing end-market performance requirements, grow with our current customers and application base and pursue new, high-value added markets and applications.

        Our products and technologies are used in two primary segments, energy storage and separations media. The energy storage segment accounted for approximately 72% of our fiscal 2006 net sales. Primary applications for our membranes in this segment are lithium batteries and lead-acid batteries. Lithium batteries are the power source in a wide variety of electronics applications ranging from laptop computers and mobile phones to power tools, and are emerging in applications such as hybrid electric vehicles (HEVs). Lead-acid batteries are used in transportation and industrial applications. Growth in the energy storage segment is being driven by the increasing demand for mobile power. The separations media segment accounted for approximately 28% of our fiscal 2006 net sales. Primary applications for our membranes and membrane modules in this segment are hemodialysis, blood oxygenation, plasmapheresis and various high-performance microfiltration, ultrafiltration and gasification/degasification applications. Growth in the separations media segment is being driven by increasing demand for membrane-based medical treatments and by increasing needs for purity in end-markets such as water treatment, food and beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing.

        We serve a diverse set of customers globally with strategically located manufacturing facilities in North America, Europe and Asia.

Critical accounting policies

        Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management's judgment. Because of uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies that we believe are critical to the understanding of our operating results and financial condition. Management has discussed the development and selection of these critical accounting policies with the

Audit Committee of our board of directors. For additional accounting policies, see Note 2 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Impairment of Intangibles and Goodwill

        Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets not amortized, but are subject to an annual impairment test based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company's strategic plans and historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions would increase or decrease the estimated value of future cash flows and recognition of an impairment loss might be required.

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

        We have indemnification agreements for certain environmental matters from Acordis and Akzo, the prior owners of Membrana. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. We have recorded a receivable with regard to the Akzo indemnification agreement. If indemnification claims cannot be enforced against Acordis and Akzo, we may be required to reduce the amount of indemnification receivables recorded.

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

        The following table sets forth, for the periods indicated, certain historical and pro forma operating data of Polypore in amount and as a percentage of net sales (in millions):

	Fiscal Year
	2006	2005	2004(1)
Net sales	$479.7	$432.5	$490.4

Gross profit	164.9	150.2	176.8
Selling, general and administrative expenses	87.6	74.1	78.1
Business restructuring	37.0	8.7	13.9
Other	—	—	(1.5)

Operating income	40.3	67.4	86.3
Interest expense, net	67.9	59.9	56.6
Foreign currency and other	3.2	(4.4)	2.3
Change in accounting principle related to postemployment benefits	(2.6)	—	—

Income (loss) before income taxes	(28.2)	11.9	27.4
Income taxes	(15.5)	(2.1)	10.4

Net income (loss)	$(12.7)	$14.0	$17.0

	Fiscal Year
	2006	2005	2004(1)
Net sales	100.0%	100.0%	100.0%

Gross profit	34.4	34.7	36.1
Selling, general and administrative expenses	18.3	17.1	15.9
Business restructuring	7.7	2.0	2.8
Other	—	—	(0.3)

Operating income	8.4	15.6	17.7
Interest expense, net	14.1	13.8	11.5
Foreign currency and other	0.7	(1.0)	0.5
Change in accounting principle related to postemployment benefits	(0.5)	—	—

Income (loss) before income taxes	5.9	2.8	5.7
Income taxes	(3.2)	(0.5)	2.1

Net income (loss)	2.7%	3.3%	3.6%

(1)
Unaudited pro forma financial information as if the Transactions had occurred on January 4, 2004, the first day of the year ending January 1, 2005.

Fiscal 2006 compared with fiscal 2005

        Net sales.    Net sales for fiscal 2006 were $479.7 million, an increase of $47.2 million, or 10.9%, from fiscal 2005. Energy storage net sales for fiscal 2006 were $343.0 million, an increase of $33.6 million, or 10.9%, from fiscal 2005. The increase in energy storage sales was primarily due to higher lead acid and lithium battery separator sales volume, higher average sales prices for lead acid battery separators and the positive impact of dollar/euro exchange rate fluctuations of $0.8 million. Lead-acid separator volume growth of 6.7% was driven by the increasing size of the automotive market, particularly in Asia, and the trend of conversion from alternative separator materials to superior performing polyethylene-based separators. Average selling prices for lead acid battery separators increased 1.6%. This increase was the result of a combination of the global price increase implemented in the fourth quarter of 2005 to offset higher raw material and energy costs, offset by the impact of a change in product mix. The increase in sales volume of 30.5% for lithium battery separators was driven by strong demand for consumer electronic products and expanding applications for lithium ion batteries.

        Separations media net sales for fiscal 2006 were $136.7 million, an increase of $13.6 million, or 11.0%, from fiscal 2005 due to higher sales of industrial and specialty filtration products and hemodialysis membranes. The 34.6% growth in sales of industrial and specialty filtration products was due to continued growth in demand for high performance filtration applications. The 4.8% increase in hemodialysis membrane sales was due to a 17.1% increase in sales volumes of synthetic membranes, partially offset by a 10.5% decline in average selling prices. The growth in synthetic membrane sales was due to a significant industry shift in demand from cellulosic to synthetic membranes. The decline in average selling prices was due to a higher portion of sales being made to our larger customers who receive lower average selling prices. In response to the decline in demand for cellulosic membranes, we obtained firm sales commitments from our customers for their future cellulosic membrane needs. During 2006, we produced sufficient quantities of cellulosic membranes to meet our customer needs and ceased production of cellulosic membranes. Remaining sales of cellulosic membranes are expected to be approximately $16.0 million over the next two years, with the majority of these sales occurring in 2007.

        Gross Profit.    Gross profit for fiscal 2006 was $164.9 million, an increase of $14.7 million, or 9.8%, from fiscal 2005. Gross profit as a percent of sales decreased to 34.4% in fiscal 2006 from 34.7% in the prior year. For the energy storage segment, gross profit for fiscal 2006 was $132.5 million, an increase of $17.4 million, or 15.1% from fiscal 2005. Energy storage gross profit as a percent of sales increased to 38.6% in fiscal 2006 from 37.2% due to lower production costs per unit as increased production volumes resulted in fixed costs being applied to higher production volumes. Raw material and energy cost increases were largely offset by internal cost saving actions and the global price increase for lead-acid battery separators.

        For the separations media segment, gross profit for fiscal 2006 was $32.4 million, a decrease of $2.7 million, or 7.7%, from fiscal 2005. Gross profit in the separations media segment as a percent of sales decreased to 23.7% in fiscal 2006 from 28.5% due to production inefficiencies associated with the exit of cellulosic production, lower average selling prices of hemodialysis membranes and higher energy costs.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for fiscal 2006 were $87.6 million, an increase of $13.5 million, or 18.2%, from fiscal 2005. The increase was due primarily to increased costs aimed at driving growth, including personnel costs and the accrual of performance-based incentive compensation plan costs.

        Interest expense, net.    Interest expense, net was $67.9 million for fiscal 2006, an increase of $8.0 million from fiscal 2005. The increase in interest expense was attributable to higher interest rates on our variable rate term loans, partially offset by the impact of lower debt balances due to the $45.0 million in prepayments on our term loans during 2005. The increase in interest rates on our variable rate debt was driven by increases in the underlying base rates and an increase in our interest rate margin percentage by 75 basis points in connection with the amendment to our Credit Agreement in December 2005.

        Income taxes, net.    Income taxes as a percentage of income before income taxes for fiscal 2006 was 55.0% as compared to (17.1)% for fiscal 2005. The income tax expense recorded in the financial statements fluctuates between years due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income, various changes in estimates of permanent differences and valuation allowances, and the relative size of our consolidated income or loss before income taxes.

Fiscal 2005 compared with pro forma fiscal 2004

        Net sales.    Net sales for fiscal 2005 were $432.5 million, a decrease of $57.9 million, or 11.8%, from pro forma fiscal 2004. For the energy storage segment, net sales for fiscal 2005 were $309.4 million, a decrease of $23.5 million, or 7.1%, from pro forma fiscal 2004. Lithium battery separator sales for fiscal 2005 decreased from pro forma 2004 due to lower sales volume and average sales prices. The decline in lithium battery separator volumes was due to unusually strong demand in China that occurred during the first half of 2004. In the second half of 2004 and early 2005, demand in China slowed down and we experienced a decline in ordering patterns. We saw an improvement in lithium battery market conditions, especially in China, beginning late in the first quarter of 2005. We also experienced a decline in lithium separator sales volumes for military applications as the need for armed force troop mobility declined from 2004. Average sales prices declined in 2005 due to increased capacity in the lithium battery separator market and a higher portion of sales to our larger customers, who receive lower average prices. Lead-acid battery separator sales increased slightly from the prior year. The increase was due to a 3.4% increase in sales volume and favorable foreign currency movements, offset somewhat by a 2% decrease in the average selling price of lead-acid batteries due to normal fluctuations in customer and product mix. The positive impact of the dollar/euro exchange rate contributed $1.6 million to the increase in sales. During the fourth quarter of 2005, the Company implemented a global price increase to offset continuing raw material and energy cost increases.

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

        Gross Profit.    Gross profit for fiscal 2005 was $150.2 million, a decrease of $26.6 million, or 15.0%, from pro forma fiscal 2004. Gross profit as a percent of sales decreased to 34.7% in fiscal 2005 from 36.1% in the prior year. For the energy storage segment, gross profit for fiscal 2005 was $115.1 million, a decrease of $11.4 million, or 9.0%, from pro forma fiscal 2004. Gross profit in the energy storage segment as a percent of sales decreased to 37.2% in fiscal 2005 from 38.0%. The decrease was the result of lower production volumes of lithium separators, a change in product mix and higher depreciation expense. The decrease in production volumes for lithium battery separators resulted in higher production costs per unit as fixed costs were applied to lower production volumes. Raw material and energy cost increases were largely offset by internal cost saving actions.

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

        Selling, general and administrative expenses.    Selling, general and administrative expenses for fiscal 2005 were $74.1 million, a decrease of $3.9 million, or 5.1%, from pro forma fiscal year 2004. The decrease was due primarily to lower expenses in connection with cost reduction measures.

        Interest expense, net.    Interest expense, net was $59.9 million for fiscal 2005, an increase of $3.2 million from pro forma fiscal 2004. The increase in interest expense was attributable to higher interest rates on our variable rate term loans, offset somewhat by the impact of lower debt balances due to the $45.0 million in prepayments on our term loans during 2005. On December 19, 2005, interest rates on our variable rate term loans were increased in connection with an amendment to our credit agreement.

        Income taxes, net.    Income taxes as a percentage of income before income taxes for fiscal 2005 was (17.1)%, as compared to the statutory rate of 38.0% for pro forma fiscal 2004. The income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. In 2005, the impact of permanent differences on the effective tax rate was exacerbated by the relatively low consolidated income before income taxes.

Business restructuring

        For 2006, 2005 and 2004, our results have included business restructuring charges that significantly affected operating results. All restructuring charges, except for the asset impairments, will result in cash outflows which will be funded by cash from operations. The pre-tax components of restructuring activity in 2006 were as follows:

(in millions)	Balance at December 31, 2005	Restructuring Charges	Non-cash Charges	Cash Payments	Foreign Currency Translation	Balance at December 30, 2006
2006 Restructuring Plan:
Severance and benefit costs	$—	$11.4	$—	$(0.3)	$0.4	$11.5
Asset impairments	—	17.5	(17.5)	—	—	—
Other	—	5.6	—	(0.1)	0.2	5.7

	—	34.5	(17.5)	(0.4)	0.6	17.2
2005 Restructuring Plan:
Severance and benefit costs	1.5	0.6	—	(1.4)	0.2	0.9
Other	—	1.3	—	(1.3)	—	—

	1.5	1.9	—	(2.7)	0.2	0.9
2004 Restructuring Plan:
Severance and benefit costs	4.1	—	—	(3.1)	0.2	1.2
Other	0.3	0.6	—	(0.9)	—	—

	4.4	0.6	—	(4.0)	0.2	1.2

Total	$5.9	$37.0	$(17.5)	$(7.1)	$1.0	$19.3

        The pre-tax components of restructuring activity in 2005 were as follows:

(in millions)	Balance at January 1, 2005	Restructuring Charges	Non-cash Charges	Cash Payments	Foreign Currency Translation	Balance at December 30, 2005
2005 Restructuring Plan:
Severance and benefit costs	$—	$4.9	$—	$(3.2)	$(0.2)	$1.5
Asset disposals and impairments	—	1.3	(1.3)	—	—	—
Other	—	0.7	—	(0.7)	—	—

	—	6.9	(1.3)	(3.9)	(0.2)	1.5
2004 Restructuring Plan:
Severance and benefit costs	14.9	(0.1)	—	(9.7)	(1.0)	4.1
Raw materials	1.3	(0.2)	—	(0.9)	(0.2)	—
Other	—	2.1	—	(1.8)	—	0.3

	16.2	1.8	—	(12.4)	(1.2)	4.4

Total	$16.2	$8.7	$(1.3)	$(16.3)	$(1.4)	$5.9

        We expect to make payments against the restructuring reserve of approximately $17.2 million in 2007, with the remaining payments expected to be made in 2008 and 2009.

        2006 Restructuring Plan.    In response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, we decided to exit the production of cellulosic membranes and realign the cost structure of our separations media segment at our Wuppertal, Germany facility. On August 24, 2006, we announced a layoff of 150 employees. Production of cellulosic hemodialysis membranes ceased on December 27, 2006 and the majority of the employees were laid off effective January 1, 2007. The total cost of the plan is expected to be approximately $17.0 million, consisting of $11.4 million for the employee layoffs and $5.6 million for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be used. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility. We expect to complete these activities by the end of the second quarter of 2008. The timing, scope and costs of these restructuring measures are subject to change as we proceed with our restructuring plans and further evaluate our business needs and costs. The restructuring charge also included a non-cash impairment charge of $17.5 million for buildings and equipment used in the production of cellulosic hemodialysis membranes. Remaining sales of cellulosic membranes are expected to be approximately $16.0 million over the next two years, with the majority of these sales occurring in 2007.

        2005 Restructuring Plan.    In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, we transferred certain assets of our energy storage segment from Europe and the United States to our facilities in Thailand and China. The capacity realignment plan included the closure of our facility in Feistritz, Austria, the downsizing of our Norderstedt, Germany facility and the relocation of certain assets from these two plants to our facilities in Prachinburi, Thailand. During 2006, we completed installation and started production with the assets relocated to Thailand. Additionally, finishing equipment from our facility in Charlotte, North Carolina was relocated to our facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8.8 million, of which $8.7 million has been recognized through December 30, 2006, and the remaining expenses will be recognized in 2007. In addition to the benefit of realigning capacity with market growth, we expect to realize costs savings, with the full impact expected to be realized in 2007. The timing and scope of these restructuring measures are subject to change as we further evaluate our business needs and costs.

        As part of this realignment plan, we announced on June 16, 2005 layoffs of 110 employees at our Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and ATZ early retirement program is expected to be approximately $5.5 million, of which $5.4 million has been recognized through December 30, 2006, and the remaining expenses will be recognized in 2007.

        We recorded a non-cash impairment charge of $1.3 million in the three months ended July 2, 2005 for property, plant and equipment located at the Feistritz, Austria facility that will not be relocated to Prachinburi, Thailand.

        We also incurred approximately $2.0 million of disassembly, moving and legal expenses.

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

        On September 3, 2004, we announced a layoff of approximately 200 employees at our Wuppertal, Germany facility. We recorded a charge for severance and benefit costs related to the employee layoffs of $13.9 million during the period ended January 1, 2005. In connection with a customer's outsourcing of its dialyzer production, we also recorded a charge for raw materials, a portion of which we were obligated to purchase under an existing purchase commitment, of $1.8 million in cost of goods sold during the period ended January 1, 2005. Finally, we incurred expenses of approximately $2.7 million in connection with the relocation of our research and development operations. All activities and charges relating to the 2004 restructuring plan have been completed as of December 30, 2006.

Foreign Operations

        We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $298.2 million for fiscal 2006, $272.7 million for fiscal 2005 and $289.0 million for pro forma fiscal 2004. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Seasonality

        Operations at our European production facilities are traditionally subject to shutdowns during the month of August each year for employee vacations. As a result, sales and net income during the third quarter of fiscal 2006 were, and during the third quarter of any fiscal year in the future may be, lower than sales and net income in other quarters during the same fiscal year. In view of the seasonal fluctuations, we believe that comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Liquidity and Capital Resources

        The information presented below for pro forma fiscal 2004 has been derived by combining the cash flow activity of the Company for the period from January 4, 2004 through May 1, 2004 with the period from May 2, 2004 through January 1, 2005 and applying the pro forma adjustments for the Transactions.

        Cash and cash equivalents increased to $54.2 million at December 30, 2006 from $27.6 million at December 31, 2005, due to cash flow from operations of $50.3 million and the positive impact of exchange rate changes on cash and cash equivalents of $3.6 million, offset by capital expenditures of $24.0 million and debt repayments of $3.4 million.

        Operating activities.    Net cash provided by operating activities was $50.3 million in fiscal 2006, as compared to $64.8 million in fiscal 2005. Cash provided by operating activities in fiscal 2006 included net income before non-cash expenses of $60.8 million, offset to some extent by an increase in working capital of $10.5 million, excluding the impact of foreign exchange rate fluctuations. Accounts receivable increased by approximately $7.7 million (excluding the $6.1 million increase due to movements in the dollar / euro exchange rate) due to the increase in sales during the fourth quarter of 2006 as compared to the same period last year. Days sales outstanding decreased by approximately 6% at December 30, 2006 and were impacted by normal fluctuations in the mix of sales by country and customer. Inventories increased approximately $2.7 million (excluding the $4.5 million increase due to movements in the dollar / euro exchange rate) due to the build-up of cellulosic inventories in connection with the shutdown of cellulosic production on December 27, 2006, offset by the decline in lithium inventories that were built up during 2005 in preparation for equipment upgrades that occurred in the first quarter of 2006. Cellulosic inventory will decline as we make final shipments to our customers. Accounts payable and accrued liabilities increased approximately $20.3 million (excluding the $7.1 million increase due to movements in the dollar / euro exchange rate) primarily due to the 2006 business restructuring plan and performance-based incentive costs.

        Net cash provided by operating activities was $64.8 million in fiscal 2005, as compared to $51.0 million in pro forma fiscal 2004. Cash provided by operating activities in fiscal 2005 consisted of net income before non-cash expenses of $66.9 million and a decrease in working capital of $2.1 million, excluding the impact of foreign exchange rate fluctuations. Accounts receivable increased by $10.4 million (excluding the $7.5 million decrease due to the dollar/euro exchange rate) and days sales outstanding decreased 14%, due to the timing of payments from customers and the collection of a receivable in 2005 due from a customer that decided to outsource its dialyzer production in 2004. Inventory increased by $4.3 million (excluding the $5.6 million decrease due to the dollar/euro exchange rate) due primarily to higher production of lithium battery separators in preparation for equipment upgrades in the first quarter of 2006 and production of cellulosic hemodialysis membranes as we started production for customer sales commitments. Accounts payable and accrued liabilities decreased by $19.6 million (net of a $3.6 million decrease due to the dollar/euro exchange rate) due primarily to cash payments of $16.3 million made in connection with the 2004 and 2005 business restructurings.

        Investing activities.    Capital expenditures were $24.0 million, $13.0 million and $15.4 million in fiscal 2006, fiscal 2005 and pro forma 2004, respectively. We are currently evaluating a number of growth opportunities which could result in higher levels of capital spending in 2007.

        Financing activities.    Cash used in financing activities was $3.4 million for fiscal 2006, $52.4 million for fiscal 2005 and $27.5 million for pro forma fiscal 2004. During fiscal 2005, we made optional prepayments totaling $45.0 million on the term loans under the credit agreement. After giving effect to the 2005 optional prepayments, the term loans did not require quarterly principal payments until December 29, 2006.

        We intend to fund our ongoing operations through cash generated by operations and availability under our credit agreement. As part of the Transactions, we incurred substantial debt under our credit agreement and from the issuance of the 8 3/4% Notes, with interest payments on this indebtedness substantially increasing our liquidity requirements. As of December 30, 2006, our cash interest requirements for the next 12 months are expected to be approximately $67.4 million.

        Our credit agreement is comprised of a $370.0 million term loan facility ($327.3 million outstanding at December 30, 2006) and a € 36.0 million term loan facility ($41.9 million outstanding at December 30, 2006) each due in 2011 and a $90.0 million revolving credit facility due in 2010 (no amounts were outstanding as December 30, 2006). Our credit agreement permits us to incur additional senior secured debt at the option of participating lenders, subject to the satisfaction of certain conditions.

        Borrowings under our credit agreement bear interest at our choice of the Eurodollar rate or adjusted base rate, in each case, plus an applicable margin, subject to adjustment based on a pricing grid. At December 30, 2006 the applicable margin percentage was 2.00% for alternate base rate loans and 3.00% for adjusted LIBO rate loans. At December 30, 2006, the interest rates on our U.S. dollar term loan and Eurodollar term loan facilities were 8.32% and 6.49%, respectively.

        Our credit agreement requires us to meet a minimum interest coverage ratio, a maximum leverage ratio and a maximum capital expenditures limitation. Under our credit agreement, compliance with the minimum interest coverage ratio and maximum leverage ratio tests is determined based on a calculation of adjusted EBITDA in which certain items are added back to EBITDA.

        Adjusted EBITDA, as defined in the credit agreement, is calculated as follows (in millions):

	Fiscal Year
	2006	2005
Net income (loss)	$(12.7)	$14.0
Add/(Subtract):
Depreciation and amortization	60.2	54.1
Interest expense, net	67.9	59.9
Income taxes	(15.5)	(2.1)
Operating lease payments(1)	0.6	2.8
Stock compensation expense from Parent(2)	0.5	—
Foreign currency (gain) loss	3.3	(3.7)
Loss on disposal of property, plant, and equipment	1.3	.6
Environmental expenses(3)	1.1	—
Asset impairment(4)	17.5	—
Business restructuring(5)	17.5	8.7
Other non-cash charges(6)	(1.9)	—

Adjusted EBITDA	$139.8	$134.3

(1)
Represents payments under an operating lease agreement that at the inception of the credit agreement we intended to refinance. During the second quarter of 2006, we exercised our early purchase option under the lease agreement and acquired the equipment.

(2)
Represents compensation expense for stock options issued by our Parent to our employees.

(3)
Represents an increase in the existing environmental reserves at our manufacturing facility in Potenza, Italy.

(4)
Represents the non-cash asset impairment recognized in connection with the 2006 restructuring plan.

(5)
Represents business restructuring costs incurred during fiscal 2006 for the 2004, 2005 and 2006 restructuring plans. For the 2006 restructuring plan, the credit agreement limits the add-back of cash charges to Adjusted EBITDA to $15.0 million, which is $2.0 million less than the actual cash costs expected to be incurred.

(6)
Represents the impact of adopting EITF No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) and other non-cash items.

        The calculation of the minimum interest coverage ratio is as follows:

(in millions)	Twelve Months Ended December 30, 2006
Adjusted EBITDA	$139.8
Consolidated interest expense, as defined in the credit agreement	$67.9
Actual interest coverage ratio	2.06x
Permitted minimum interest coverage ratio	1.70x

        Under the credit agreement, we are required to maintain a ratio of Adjusted EBITDA to interest expense for any four consecutive fiscal quarters ending during any of the following periods or on any of the following dates of at least the following ratios:

Date or Period	Ratio
April 1, 2006 through March 31, 2007	1.70 to 1.00
June 30, 2007	1.75 to 1.00
September 29, 2007 through June 28, 2008	1.90 to 1.00
September 27, 2008 through January 3, 2009	2.00 to 1.00
January 4, 2009 through January 2, 2010	2.75 to 1.00
April 3, 2010 and each fiscal quarter thereafter	3.00 to 1.00

        The calculation of the maximum leverage ratio is as follows:

(in millions)	Twelve Months Ended December 30, 2006
Indebtedness, as defined in the credit agreement	$798.1
Adjusted EBITDA	$139.8
Actual leverage ratio	5.71x
Permitted maximum leverage ratio	6.90x

        Under the credit agreement, we are required to maintain a ratio of total indebtedness to Adjusted EBITDA at the end of any quarter ending during any of the following periods or on any of the following dates of not more than the following ratios:

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

        Our 8 3/4% Notes ($422.6 million outstanding at December 30, 2006) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8 3/4% notes do not require principal payments prior to their maturity in 2012. Interest on the 8 3/4% Notes is payable semi-annually in cash. The 8 3/4% Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

        We believe we have sufficient liquidity to meet our cash requirements over both the short (next 12 months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under our credit agreement compared to our anticipated cash requirements for debt service, working capital (including restructuring payments), cash taxes and capital expenditures as well as funding requirements for long-term liabilities. We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next 12 months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

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

Contractual Obligations

        The following table sets forth our contractual obligations at December 30, 2006. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other actions. Because these estimates and assumptions are necessarily subjective, the timing and amount of payments under these obligations may vary from those reflected in this table. For more information on these obligations, see the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

	Payment due by Period
(in millions)
	Total	2007	2008-2009	2010-2011	Thereafter
Long-term debt, including current portion(1)(2)	$369.2	$3.8	$7.6	$357.8	$—
8 3/4% Notes(3)(4)	422.6	—	—	—	422.6
Capital lease obligation(5)	6.7	1.6	3.2	1.9	—
Operating lease obligations(6)	1.7	1.1	0.6	—	—
Business restructuring	19.3	17.2	2.1	—	—

	$819.5	$23.7	$13.5	$359.7	$422.6

(1)
Included in long-term debt are amounts owed under our term loan facilities and other debt. The term loan facilities include euro denominated debt held in the U.S. The table assumes that the euro/dollar exchange rate is the rate at December 30, 2006 for all periods presented and that the debt is held to maturity.

(2)
The table does not include accrued interest under the long-term debt. Interest rates under the term loan facilities are, at our option, equal to either an alternate base rate or an adjusted LIBO rate, plus an applicable margin percentage. The applicable margin percentage under the credit agreement is equal to 2.00% for alternate base rate loans or 3.00% for adjusted LIBO rate loans.

(3)
The 8 3/4% Notes are due 2012. This senior subordinated debt includes €150.0 million euro denominated debt held in the U.S. The table assumes that the euro/dollar exchange rate is the rate at December 30, 2006 for all periods presented and that the debt is held to maturity.

(4)
The table does not include accrued interest under the 8 3/4% Notes. Interest is accrued from the issue date at 8 3/4% and paid semi-annually.

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

(7)
As discussed in the notes to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have long-term liabilities for pension, postretirement and postemployment benefits. Our contributions for these benefit plans are not included in the table above since the timing and amount of payments are dependent upon many factors, including when an employee retires or leaves the Company, certain benefit elections by employees, return on plan assets, minimum funding requirements and foreign currency exchange rates. We estimate that contributions to the pension and postretirement plans in 2007 will be $1.4 million.

(8)
As discussed in the notes to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have environmental obligations and related indemnification receivables. Payments related to these obligations and the related amounts to be indemnified under indemnification agreements are not included in the table above since the timing of payments and indemnifications is not known. We estimate that we will make payments, net of indemnification amounts, of $1.7 million in 2007. Payments against environmental obligations in 2006 were $1.5 million, net of indemnification receipts of $0.7 million. We expect payments for environmental obligations and amounts received under indemnification agreements will occur over the next seven to ten years.

Off Balance Sheet Arrangements

        The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Standards

        In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("FAS 154"). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 completely replaces APB Opinion No. 20 and FAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. The impact of this standard, if any, will depend upon accounting changes or corrections of errors that may occur in future periods. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

        On January 1, 2006, the Company adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) ("EITF 05-5"). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle, the Company is required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The Company had previously accrued for the bonus feature of its ATZ arrangements through purchase accounting in connection with an acquisition in 2002. As a result of the adoption of EITF 05-5, the Company reduced the accrual for postemployment benefits and recognized $2.6 million in other income. The reduction in the accrual decreased the 2006 net loss by $1.6 million. As a result of adopting EITF 05-5, the Company's loss before income taxes and net loss increased by $1.2 million and $0.8 million, respectively, for the year ended December 30, 2006.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in a company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 will have on our consolidated financial statements.

        In September 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FAS 158"). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. This requirement will be effective for fiscal years ending after June 15, 2007. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its fiscal year-end, with limited exceptions. This requirement is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact the adoption of FAS 158 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk

        At December 30, 2006, we had fixed rate debt of approximately $422.8 million and variable rate debt of approximately $369.2 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be approximately $3.7 million per year. We currently are not a party to any interest rate hedging arrangements.

Currency risk

        Outside of the United States, we maintain assets and operations in Europe and, to a lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our sales are in a foreign currency than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our sales compared to our costs, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). In connection with the Transactions, we obtained euro-denominated senior secured and senior subordinated notes that effectively hedge the Company's net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt is included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholder's equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

        The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Fiscal Year
	2006	2005	2004
Period end rate	1.3170	1.1797	1.3621
Period average rate	1.2552	1.2567	1.2411

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives. As of December 30, 2006, we did not have any foreign currency derivatives outstanding.

Item 8. Financial Statements and Supplementary Data

        The Company's report of independent registered public accounting firm and consolidated financial statements and related notes appear on the following pages of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Polypore, Inc.

        We have audited the accompanying consolidated balance sheets of Polypore, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholder's equity, and cash flows for the years ended December 30, 2006 and December 31, 2005, and for the period from May 2, 2004 to January 1, 2005 (Post-Transactions), and the consolidated statement of operations, shareholder's equity, and cash flows for the period January 4, 2004 to May 1, 2004 (Pre-Transactions). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polypore, Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for the years ended December 30, 2006 and December 31, 2005, and for the period from May 2, 2004 to January 1, 2005 (Post-Transactions), and the consolidated result of its operations and cash flows for the period January 4, 2004 to May 1, 2004 (Pre-Transactions), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Emerging Issues Task Force No. 05-5, "Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)" and changed its method of accounting for share-based compensation.

                      /s/ Ernst & Young LLP

Charlotte, North Carolina
March 9, 2007

Polypore, Inc.
Consolidated balance sheets

(in thousands, except share data)	December 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$54,164	$27,580
Accounts receivable, net	102,110	88,347
Inventories	67,741	60,539
Deferred income taxes	—	152
Prepaid and other	13,686	8,785

Total current assets	237,701	185,403
Property, plant and equipment, net	363,526	370,871
Goodwill	567,587	567,587
Intangibles and loan acquisition costs, net	204,064	222,006
Environmental indemnification receivable	15,236	16,366
Other	917	1,105

Total assets	$1,389,031	$1,363,338

Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$25,494	$23,209
Accrued liabilities	55,210	31,873
Income taxes payable	3,689	4,255
Current portion of debt	3,938	1,224
Current portion of capital lease obligation	1,377	1,326

Total current liabilities	89,708	61,887
Debt, less current portion	787,990	767,759
Capital lease obligation, less current portion	4,754	6,018
Pension and postretirement benefits	61,219	51,386
Postemployment benefits	4,451	7,096
Environmental reserve, less current portion	22,935	22,264
Deferred income taxes	110,310	133,785
Other	3,274	1,864
Commitments and contingencies
Shareholder's equity:
Class A Common Stock, $.01 par value — 100 shares authorized, issued and outstanding	—	—
Paid-in capital	321,989	321,516
Retained deficit	(13,550)	(850)
Accumulated other comprehensive loss	(4,049)	(9,387)

	304,390	311,279

Total liabilities and shareholder's equity	$1,389,031	$1,363,338

See notes to consolidated financial statements

Polypore, Inc.
Consolidated statements of operations

	Post-Transactions			Pre-Transactions
(in thousands)	Year ended December 30, 2006	Year ended December 31, 2005	May 2, 2004 through January 1, 2005	January 4, 2004 through May 1, 2004
Net sales	$479,677	$432,504	$311,089	$179,273
Cost of goods sold	314,736	282,270	225,918	110,166

Gross profit	164,941	150,234	85,171	69,107
Selling, general and administrative expenses	87,642	74,134	48,024	24,895
Business restructuring	37,027	8,693	13,899	—
In process research and development	—	—	5,250	—
Other	—	—	—	(1,514)

Operating income	40,272	67,407	17,998	45,726
Other (income) expense:
Interest expense, net	67,857	59,856	37,831	6,048
Foreign currency and other	3,207	(4,418)	1,751	481
Change in accounting principle related to postemployment benefits	(2,593)	—	—	—
Unrealized gain on derivative instrument	—	—	—	(1,321)

	68,471	55,438	39,582	5,208

Income (loss) before income taxes	(28,199)	11,969	(21,584)	40,518
Income taxes	(15,499)	(2,051)	(6,714)	13,685

Net income (loss)	(12,700)	14,020	(14,870)	26,833
Redeemable preferred stock dividends	—	—	—	(424)

Net income (loss) applicable to common stock	$(12,700)	$14,020	$(14,870)	$26,409

See notes to consolidated financial statements

Polypore, Inc.
Consolidated statements of shareholder's equity

(In thousands, except per share data)	Common Stock	Paid-in Capital	Retained Earnings (deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at January 3, 2004 (Pre-Transactions)	$2	$1,718	$124,519	$63,518	$189,757
Net income for the period from January 4, 2004 through May 1, 2004 (Pre-Transactions)	—	—	26,833	—	26,833	$26,833
Foreign currency translation adjustment, net of income tax expense of $0	—	—	—	(19,883)	(19,883)	(19,883)
Additional minimum pension liability, net of income tax benefit of $18	—	—	—	35	35	35
Cumulative dividends on Class A Preferred Stock—$30.27 per share	—	—	(424)	—	(424)	—

Balance at May 1, 2004 (Pre-Transactions)	2	1,718	150,928	43,670	196,318
Comprehensive income for the period from January 4, 2004 through May 1, 2004 (Pre-Transactions)						$6,985

Elimination of historical shareholders' equity for the Transactions	(2)	(1,718)	(150,928)	(43,670)	(196,318)
Equity contributions for the change in ownership in connection with the Transactions	—	320,385	—	—	320,385

Balance at May 1, 2004 (Post-Transactions)	—	320,385	—	—	320,385
Net loss for the period from May 2, 2004 through January 1, 2005	—	—	(14,870)	—	(14,870)	$(14,870)
Capital contribution from Parent	—	1,131	—	—	1,131	—
Foreign currency translation adjustment, net of income tax expense of $0	—	—	—	696	696	696

Balance at January 1, 2005	—	321,516	(14,870)	696	307,342
Comprehensive loss for the period from May 2, 2004 through January 1, 2005						$(14,174)

Net income for the year ended December 31, 2005	—	—	14,020	—	14,020	$14,020
Foreign currency translation adjustment, net of income tax expense of $0	—	—	—	(6,630)	(6,630)	(6,630)
Additional minimum pension liability, net of income tax benefit of $2,304	—	—	—	(3,453)	(3,453)	(3,453)

Balance at December 31, 2005	—	321,516	(850)	(9,387)	311,279
Comprehensive income for the year ended December 31, 2005						$3,937

Net loss for the year ended December 30, 2006	—	—	(12,700)	—	(12,700)	$(12,700)
Capital contribution —compensation expense related to stock options issued by Polypore International to Company employees	—	473	—	—	473	—
Foreign currency translation adjustment, net of income tax expense of $0	—	—	—	6,786	6,786	6,786
Additional minimum pension liability, net of income tax benefit of $956	—	—	—	(1,448)	(1,448)	(1,448)

Balance at December 30, 2006	$—	$321,989	$(13,550)	$(4,049)	$304,390

Comprehensive loss for the year ended December 30, 2006						$(7,362)

See notes to consolidated financial statements

Polypore, Inc.
Consolidated statements of cash flows

	Post-Transactions			Pre-Transactions
(in thousands)	Year ended December 30, 2006	Year ended December 31, 2005	May 2, 2004 through January 1, 2005	January 4, 2004 through May 1, 2004
Operating activities:
Net income (loss)	$(12,700)	$14,020	$(14,870)	$26,833
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	42,512	36,396	21,962	14,409
Amortization expense	17,700	17,703	11,775	808
Amortization of loan acquisition costs	2,900	2,681	1,719	632
Stock compensation related to stock options issued by Polypore International to Company employees	473	—	—	—
Inventory purchase accounting	—	—	19,007	—
(Gain) loss on disposal of property, plant and equipment	1,297	595	488	(1,432)
Foreign currency (gain) loss	1,678	(2,818)	2,602	334
Unrealized gain on derivative instrument	—	—	—	(1,321)
Deferred income taxes	(27,459)	(10,381)	7,193	(2,080)
Business restructuring	37,027	8,693	15,687	—
Change in accounting principle related to postemployment benefits	(2,593)	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,659)	10,400	737	(13,189)
Inventories	(2,652)	(4,307)	1,943	(1,434)
Prepaid and other current assets	(3,875)	(4,045)	694	(107)
Accounts payable and accrued liabilities	266	(19,550)	(24,495)	6,066
Income taxes payable	(1,025)	11,437	(15,664)	233
Other, net	4,391	3,989	(6,711)	(841)

Net cash provided by operating activities	50,281	64,813	22,067	28,911
Investing activities:
Purchases of property, plant and equipment	(23,973)	(13,017)	(9,882)	(5,497)
Proceeds from sale of property, plant and equipment	61	24	62	1,923

Net cash used in investing activities	(23,912)	(12,993)	(9,820)	(3,574)
Financing activities:
Proceeds from debt	—	—	820,792	610
Principal payments on debt	(3,433)	(50,389)	(265,024)	(7,923)
Borrowings on revolving credit agreement	—	—	1,500	—
Payments on revolving credit agreement	—	—	(11,500)	—
Loan acquisition costs	—	(2,039)	(20,015)	(59)
Payments made for the change in ownership in connection with the Transactions	—	—	(867,369)	—
Proceeds from equity investment	—	—	321,516	—

Net cash used in financing activities	(3,433)	(52,428)	(20,100)	(7,372)
Effect of exchange rate changes on cash and cash equivalents	3,648	(3,496)	3,665	(2,156)

Net increase (decrease) in cash and equivalents	26,584	(4,104)	(4,188)	15,809
Cash and cash equivalents at beginning of period	27,580	31,684	35,872	20,063

Cash and cash equivalents at end of period	$54,164	$27,580	$31,684	$35,872

Supplemental cash flow information
Cash paid for interest	$65,944	$57,296	$30,897	$5,921
Cash paid (refunds received) for income taxes	12,985	(3,108)	9,550	7,607
Supplemental non-cash financing activities
Unpaid dividends on preferred stock	—	—	—	424
Equipment financed under capital lease	—	—	8,823	—

See notes to consolidated financial statements

Polypore, Inc.

Notes to consolidated financial statements

1.    Description of Business and Transactions

Description of Business

        Polypore, Inc. (the "Company" or "Polypore"), a wholly owned subsidiary of Polypore International, Inc. ("Parent" or "Polypore International"), is a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and Asia.

Change in Ownership

        On January 30, 2004, the Company and its shareholders entered into a Stock Purchase Agreement with PP Acquisition Corporation ("PP Acquisition"), a subsidiary of Polypore International. On May 13, 2004, the Company and its stockholders consummated the stock purchase agreement with PP Acquisition, pursuant to which PP Acquisition purchased all of the outstanding shares of the Company's capital stock (the "Transactions"). The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the Transactions, PP Acquisition obtained a new credit facility with initial borrowings of approximately $414,920,000, issued 8 3/4% senior subordinated notes with a face amount of $405,915,000 and received equity contributions from its shareholders of $320,385,000. PP Acquisition used the net proceeds from the new credit facility, the issuance of senior subordinated debt and equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under the Company's existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into the Company, with the Company as the surviving corporation. At the time of closing, all classes of common stock of the Company were canceled and the common stock of PP Acquisition was converted into 100 shares of Class A common stock of the Company.

        The acquisition of the Company by PP Acquisition was accounted for as a purchase in conformity with FASB Statement No. 141, Business Combinations. The total cost of the acquisition was allocated as a change in basis to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of May 13, 2004, the date of the merger. For accounting purposes, the Transactions were accounted for as if they occurred on the last day of the Company's fiscal month ended May 1, 2004, which is the closest fiscal month end to May 13, 2004, the closing date of the Transactions.

2.    Accounting Policies

Basis of Presentation and Use of Estimates

        For purposes of presentation, the accompanying consolidated statements of operations and cash flows for the years ended December 30, 2006 and December 31, 2005 and the period from May 2, 2004 through January 1, 2005 reflect the operating results and cash flows of the Company subsequent to the Transactions. The consolidated statements of operations and cash flows for the period from January 4, 2004 through May 1, 2004 reflect the operating results and cash flows of the Company prior to the Transactions.

        The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its subsidiaries. All material intercompany accounts are eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period

        The Company's fiscal year is the 52 or 53-week period ending the Saturday nearest to December 31. The fiscal years ended December 30, 2006 and December 31, 2005 include 52 weeks. The period from May 2, 2004 through January 1, 2005 includes 35 weeks, and the period from January 4, 2004 through May 1, 2004 includes 17 weeks (together, 52 weeks).

Revenue Recognition

        Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Amounts billed to customers for shipping and handling are recorded in "Net sales" in the accompanying consolidated statements of operations. Shipping and handling costs incurred by the Company for the delivery of goods to customers are included in "Cost of goods sold" in the accompanying consolidated statements of operations. Estimates for sales returns and allowances and product returns are recognized in the period in which the revenue is recorded. Product returns and warranty expenses were not material for all periods presented.

Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out ("FIFO") method of accounting and consist of:

(in thousands)	December 30, 2006	December 31, 2005
Raw materials	$21,714	$21,485
Work-in-process	10,679	7,171
Finished goods	35,348	31,883

	$67,741	$60,539

        In connection with the Transactions, the value of inventory on hand at May 1, 2004 was increased by $19,007,000 to reflect the fair value of such inventory, less cost to sell. Operating results for the period from May 2, 2004 through January 1, 2005 include an increase in cost of goods sold of $19,007,000, representing the write-off of the inventory purchase accounting adjustment as this inventory was sold.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for buildings and land improvements range from 20 to 39.5 years and the estimated useful lives established for machinery and equipment range from 5 to 15 years.

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

Impairment of Long-Lived Assets

        Property, plant and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. In 2006 and 2005, the Company recorded impairment charges of $17,492,000 and $1,278,000, respectively, for property, plant and equipment in connection with the restructuring plans described in Footnote 12. The impairment charges are included in "Business Restructuring" in the accompanying consolidated statements of operations. There were no impairments of long-lived assets in 2004.

Goodwill

        In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to an annual impairment test. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The Company performs its annual impairment assessment as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments.

Asset Retirement Obligations

        In accordance with FASB Statement No. 143 "Accounting for Asset Retirement Obligations" and FIN 47, "Accounting for Conditional Asset Retirement Obligations", the Company has completed its analysis to identify asset retirement obligations and to estimate the associated fair value. As of December 30, 2006 the Company did not identify any material asset retirement obligations. If the Company had identified and estimated material asset retirement obligations it would then initially measure the obligation at fair value and record it as a liability with a corresponding increase in the carrying amount of the underlying property. Subsequently, the asset retirement obligation would accrete until the time the retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying property.

Research and Development

        The cost of research and development by the Company is charged to expense as incurred and is included in "Selling, general and administrative expenses" in the consolidated statements of operations. Research and development expense, excluding the write-off of in-process research and development, was $13,135,000 in 2006, $12,137,000 in 2005, $9,528,000 for the period from May 2, 2004 to January 1, 2005 and $4,116,000 for the period from January 4, 2004 through May 1, 2004.

        In connection with the Transactions, $5,250,000 was allocated to in-process research and development ("IPR&D") and expensed during the period from May 2, 2004 through January 1, 2005 in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

Stock Compensation

        On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment ("FAS 123(R)"). FAS 123(R) generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation expense be recognized in the financial statements. FAS 123(R) also requires a subsidiary to recognize compensation expense for stock options issued by its parent that are granted to subsidiary employees. The adoption of FAS 123(R) had no impact on the Company's financial statements. Prior to the adoption of FAS 123(R), the Company was not required to recognize compensation expense for stock options issued by its Parent and granted to its employees.

Income Taxes

        The provision for income taxes and corresponding balance sheet accounts are determined in accordance with FASB Statement No. 109, Accounting for Income Taxes ("FAS 109"). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is more likely than not that a portion of the deferred tax assets will not be realized in the future.

Foreign Currency Translation

        The local currencies of the Company's foreign subsidiaries are the functional currencies in accordance with FASB Statement No. 52, Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at current exchange rates and resulting translation adjustments are reported in accumulated other comprehensive income. Income statement amounts are translated at weighted average exchange rates prevailing during the period. Transaction gains and losses are included in the determination of net income.

        In connection with the Transactions, the Company obtained euro-denominated senior secured and senior subordinated notes that effectively hedge the Company's net investment in foreign subsidiaries. Foreign currency losses of $24,969,000 and gains of $33,546,000 resulting from the translation of the euro-denominated debt at December 30, 2006 and December 31, 2005, respectively, have been recorded in accumulated other comprehensive loss.

Accounts Receivable and Concentrations of Credit Risk

        Accounts receivable potentially expose the Company to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. Accounts receivable, net of allowance for doubtful accounts, are carried at cost, which approximates fair value. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $8,610,000 and $6,815,000 at December 30, 2006 and December 31, 2005, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who filed for protection under bankruptcy law. The Company charges accounts receivables off against the allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis. Exide Corporation, a customer of the Company's energy storage segment, accounted for approximately 13%, 17% and 14% of the Company's sales in 2006, 2005 and 2004, respectively.

Derivatives

        The Company accounts for derivative instruments in accordance with FASB Statement No. 133, Accounting for Derivatives and Hedging Activity ("FAS 133"). Under FAS 133, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholder's equity through other comprehensive income.

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. The carrying amount of borrowings under the senior secured credit facilities approximates fair value because the interest rate adjusts to market interest rates. The fair value of the 8 3/4% senior subordinated notes, based on a quoted market price, was $419,450,000 at December 30, 2006. The carrying values of all of the other financial instruments approximate their fair values.

Recent Accounting Pronouncements

        In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("FAS 154"). This statement establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 completely replaces APB Opinion No. 20 and FAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. The impact of this standard, if any, will depend upon accounting changes or corrections of errors that may occur in future periods. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

        On January 1, 2006, the Company adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) ("EITF 05-5"). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle, the Company is required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The Company had previously accrued for the bonus feature of its ATZ arrangements through purchase accounting in connection with an acquisition in 2002. As a result of the adoption of EITF 05-5, the Company reduced the accrual for postemployment benefits and recognized $2,593,000 in other income. The reduction in the accrual decreased the 2006 net loss by $1,634,000. As a result of adopting EITF 05-5, the Company's loss before income taxes and net loss increased by $1,235,000 and $778,000, respectively, for the year ended December 30, 2006.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

        In September 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FAS 158"). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. This requirement will be effective for fiscal years ending after June 15, 2007. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its fiscal year-end, with limited exceptions. This requirement is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact the adoption of FAS 158 will have on its consolidated financial statements.

3.    Property, Plant and Equipment

        Property, plant and equipment consist of:

(in thousands)	December 30, 2006	December 31, 2005
Land	$15,866	$14,531
Buildings and land improvements	99,226	105,692
Machinery and equipment	335,999	288,974
Construction in progress	12,345	19,078

	463,436	428,275
Less accumulated depreciation	99,910	57,404

	$363,526	$370,871

4.    Intangibles, Loan Acquisition and Other Costs

        Intangibles, loan acquisition and other costs consist of:

		December 30, 2006		December 31, 2005
(in thousands)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible and other assets subject to amortization:
Supply agreement	5	$9,070	$5,068	$9,070	$3,167
Customer relationships	16	180,132	29,520	179,111	18,338
Technology and patents	8	37,085	12,938	35,474	7,740
Loan acquisition costs	8	22,054	7,300	22,054	4,400
Intangible assets not subject to amortization:
Trade names	Indefinite	10,549	—	9,942	—

		$258,890	$54,826	$255,651	$33,645

        The change in the gross carrying amount of intangible assets resulted from changes in foreign currency translation rates. Amortization expense, including amortization of loan acquisition costs classified as interest expense, was $20,600,000 in 2006, $20,384,000 in 2005, $13,494,000 for the period from May 2, 2004 through January 1, 2005 and $1,440,000 for the period from January 4, 2004 through May 1, 2004. The Company's estimate of amortization expense for the five succeeding years is as follows:

(in thousands)
2007	$20,450
2008	20,395
2009	18,696
2010	18,495
2011	18,111

5.    Goodwill

        There were no changes to the carrying amount of goodwill during 2006. The changes in carrying amount of goodwill during 2005 were as follows:

(in thousands)	Energy Storage	Separations Media	Total
Balance as of January 1, 2005	$388,956	$176,958	$565,914
Purchase accounting adjustments related to the Transactions	1,673	—	1,673
Purchase accounting adjustments to finalize allocation of goodwill between segments	(34,456)	34,456	—

Balance as of December 31, 2005	$356,173	$211,414	$567,587

        During 2005, the Company finalized the purchase price allocation for the Transactions and made related purchase accounting adjustments, including adjustments for the final allocation of goodwill between segments.

6.    Accrued Liabilities

        Accrued liabilities consist of:

(in thousands)	December 30, 2006	December 31, 2005
Compensation expense and other fringe benefits	$19,216	$10,104
Current portion of business restructuring	17,154	5,150
Accrued interest	4,697	4,480
Current portion of environmental reserve	5,060	3,304
Taxes other than income	852	1,037
Other	8,231	7,798

	$55,210	$31,873

7.    Debt

        Debt, in order of priority, consists of:

(in thousands)	December 30, 2006	December 31, 2005
Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	369,163	365,735
8 3/4% senior subordinated notes	422,550	401,955
Other	215	1,293

	791,928	768,983
Less current maturities	3,938	1,224

Long-term debt	$787,990	$767,759

        In connection with the Transactions, the Company obtained a new senior secured credit agreement and repaid all indebtedness under its former credit agreement. The new senior secured credit agreement provides for senior secured financing consisting of a $370,000,000 term loan facility, €36,000,000 term loan facility and a $90,000,000 revolving loan facility. The term loans mature in November 2011 and the revolving credit facility matures in May 2010. Interest rates under the new senior secured credit facilities are, at the Company's option, equal to either an alternate base rate or an adjusted LIBO rate, plus an applicable margin percentage. At December 30, 2006, the applicable margin percentage was 2.00% for alternate base rate loans and 3.00% for adjusted LIBO rate loans.

        The Company used cash generated from operations to make optional prepayments on the term loans of $20,000,000 and $25,000,000 on September 30, 2005 and March 1, 2005, respectively. In accordance with the credit agreement, the prepayments were applied first to the quarterly principal payments due for the next twelve months and second, pro rata against the remaining scheduled principal payments. After giving effect to the 2005 optional prepayments, the term loans require quarterly payments of principal at the end of each fiscal quarter beginning on December 29, 2006.

        The Company and its domestic subsidiaries guarantee indebtedness under the credit agreement. Substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 66% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit agreement. The senior secured credit agreement is subject to covenants customary for financings of this type, including maximum leverage ratio, minimum interest coverage ratio and limitations on capital spending. The Company may not pay dividends on its common stock. The Company was in compliance with all financial covenants as of December 30, 2006.

        In connection with the Transactions, the Company issued $225,000,000 8 3/4% senior subordinated dollar notes due 2012 and €150,000,000 8 3/4% senior subordinated euro notes due 2012 (collectively, the "Notes"). Interest is payable semi-annually on May 15 and November 15. The Notes are subordinated to all of the Company's existing and future senior debt, rank equally with all its other senior subordinated debt and rank senior to all its existing and future subordinated debt. The Company's domestic subsidiaries, subject to certain exceptions, guarantee the Notes.

        Minimum scheduled principal repayments of debt are as follows:

(in thousands)
2007	$3,938
2008	3,850
2009	3,786
2010	3,786
2011	354,018
Thereafter	422,550

$791,928

8.    Commitments and Contingencies

Leases

        The Company leases certain equipment and facilities under operating leases. Rent expense was $1,877,000 in 2006, $3,839,000 in 2005, $3,687,000 for the period from May 2, 2004 through January 1, 2005 and $1,633,000 for the period from January 4, 2004 through May 1, 2004.

        The Company leases certain machinery and equipment under a capital lease agreement. The capital lease agreement expires in February 2011 and has an early buyout option in October 2009. Assets recorded under the capital lease are included in property, plant and equipment. At December 30, 2006 and December 31, 2005, the cost of assets under the capital lease agreement was

$8,823,000 and accumulated depreciation was $3,059,000 and $1,647,000, respectively. Amortization of assets under the capital lease is included in depreciation expense.

        Future minimum capital and operating lease payments at December 30, 2006 are:

(in thousands)	Capital Leases	Operating Leases
2007	$1,604	$1,052
2008	1,604	418
2009	1,604	149
2010	1,604	33
2011	268	12

	6,684	$1,664

Less amounts representing interest	553

Present value of minimum lease payments	6,131
Less current portion	1,377

	$4,754

Raw Materials

        The Company employs a global purchasing strategy to achieve pricing leverage on its purchases of major raw materials. Accordingly, the Company purchases the majority of each type of raw material from one primary supplier with additional suppliers having been qualified to supply the Company if an interruption in supply were to occur. The Company believes that alternative sources of raw materials are readily available and the loss of any particular supplier would not have a material impact on the results of the Company's operations. However, the loss of raw material supply sources could, in the short term, adversely affect the Company's business until alternative supply arrangements were secured.

Collective Bargaining Agreements

        At December 30, 2006, the Company had approximately 1,800 employees worldwide. In the United States, approximately 250 employees are represented by labor unions which have entered into separate collective bargaining agreements with the Company.

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

9.    Income Taxes

        The Company files a consolidated federal income tax return with Polypore International. Accordingly, Polypore International and the Company have entered into a tax sharing agreement under which each company's federal income tax liability for any period will equal taxes that would be payable had such company filed a separate income tax return for that fiscal year. At December 30, 2006 and December 31, 2005, income taxes payable were presented net of $4,762,000 due from Polypore International under the tax sharing agreement at December 30, 2006 and December 31, 2005.

        Significant components of deferred tax assets and liabilities consist of:

(in thousands)	December 30, 2006	December 31, 2005
Deferred tax assets:
Pension and postretirement benefits	$19,651	$17,666
Vacation pay	515	603
Foreign tax credits	1,850	1,850
State tax credits	1,719	941
Net operating loss carryforwards	15,930	6,073
Environmental reserve	5,151	4,546
Other	4,220	3,762

Total deferred tax assets	49,036	35,441
Valuation allowance	(4,041)	(2,843)

Net deferred tax assets	44,995	32,598
Deferred tax liabilities:
Property, plant and equipment	(90,012)	(94,315)
Intangibles	(61,832)	(68,731)
Other	(3,461)	(3,185)

Total deferred tax liabilities	(155,305)	(166,231)

Net deferred taxes	$(110,310)	$(133,633)

        The valuation allowance increased approximately $1,198,000 in 2006. At December 30, 2006, the valuation allowance was $4,041,000, of which $769,000 relates to periods prior to the Transactions. Therefore, any reversal of these pre-Transaction amounts would result in a reduction to goodwill. Deferred taxes are reflected in the consolidated balance sheet as follows:

(in thousands)	December 30, 2006	December 31, 2005
Current deferred tax asset	$—	$152
Non-current deferred tax liability	(110,310)	(133,785)

Net deferred taxes	$(110,310)	$(133,633)

        For financial reporting purposes, income (loss) before income taxes includes the following components:

	Post-Transactions			Pre-Transactions
(in thousands)	Year ended December 30, 2006	Year ended December 31, 2005	May 2, 2004 through January 1, 2005	January 4, 2004 through May 1, 2004
Pretax income (loss):
United States	$(14,947)	$(14,115)	$(21,959)	$22,706
Foreign	(13,252)	26,084	375	17,812

	$(28,199)	$11,969	$(21,584)	$40,518

        Income tax expense (benefit) consists of:

	Post-Transactions
				Pre-Transactions
			May 2, 2004 through January 1, 2005
(in thousands)	Year ended December 30, 2006	Year ended December 31, 2005		January 4, 2004 through May 1, 2004
Current:
U.S. taxes on domestic income	$1,631	$(1,362)	$(11,459)	$10,805
Foreign taxes	10,329	9,692	(2,448)	4,960

Total current	11,960	8,330	(13,907)	15,765
Deferred:
U.S. taxes on domestic income	(7,043)	(6,018)	5,062	(3,145)
Foreign taxes	(20,416)	(4,363)	2,131	1,065

Total deferred	(27,459)	(10,381)	7,193	(2,080)

	$(15,499)	$(2,051)	$(6,714)	$13,685

        The Company has total German net operating loss carryforwards of approximately $33,002,000. During 2006, the Company utilized $1,021,000 of the German net operating loss carryforwards at its Norderstedt facility. The carryforwards in Germany do not expire but are subject to certain limitations in their use. The Company has net operating loss carryforwards in Austria of approximately $3,570,000. The carryforwards in Austria do not expire but are subject to certain limitations in their use. Since the Company has closed its facility in Austria, a full valuation allowance has been provided for these carryforwards. The Company has net operating loss carryforwards in the United States of approximately $12,944,000 that expire beginning in 2026.

        Income taxes at the Company's effective tax rate differed from income taxes at the statutory rate as follows:

	Post-Transactions
				Pre-Transactions
			May 2, 2004 through January 1, 2005
(in thousands)	Year ended December 30, 2006	Year ended December 31, 2005		January 4, 2004 through May 1, 2004
Computed income taxes at the expected statutory rate	$(9,870)	$4,189	$(7,554)	$14,181
In process research and development	—	—	1,953	—
Extraterritorial income exclusion	(1,361)	(1,300)	(1,256)	(688)
State and local taxes	(419)	(491)	(790)	681
Foreign taxes	(5,738)	(4,654)	584	(1,306)
Valuation allowance	1,198	854	78	1,774
Provisions for uncertain tax positions	1,235	—	—	—
Other	(544)	(649)	271	(957)

Income tax provision (benefit)	$(15,499)	$(2,051)	$(6,714)	$13,685

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

        Taxes have been provided on earnings distributed and expected to be distributed by the Company's foreign subsidiaries. All other foreign earnings are undistributed and considered to be indefinitely reinvested and, accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

        The Company has entered into an agreement with the Board of Investment in Thailand under which the Company's Thailand subsidiary is exempt from that country's corporate income tax on income derived from manufacturing activities. Subject to certain limitations, this agreement provides for 100% of the Company's income from manufacturing activities in Thailand to be tax-free through 2010 and 50% of the income to be tax-free for another five years. The benefit recognized from this tax holiday in 2006 and 2005 was approximately $1,300,000 and $1,600,000, respectively.

        Although the outcome of tax audits is uncertain, management believes that adequate provisions for income taxes have been made for potential liabilities resulting from such matters. As of December 30, 2006, the Company has total provisions of approximately $7,500,000 for uncertain tax positions, as compared to $6,300,000 as of December 31, 2005. Of this reserve, approximately $6,000,000 relates to periods prior to the Transactions. Therefore, any reversal of these pre-Transaction amounts will result in a reduction to goodwill. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

10.    Employee Benefit Plans

Pension and Other Postretirement Benefits

        The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan. The Company uses its year-end as a measurement date for the majority of these plans. The following table sets forth the funded status of the defined benefit pension plans and the postretirement plan.

	Pension Plans		Other Postretirement Benefits
(in thousands)	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Change in Benefit Obligation
Benefit obligation at beginning of period	$(75,114)	$(68,375)	$(1,989)	$(1,925)
Service cost	(2,981)	(4,196)	(34)	(31)
Interest cost	(3,180)	(3,221)	(111)	(114)
Plan amendments	—	(182)	—	—
Participant contributions	—	—	(44)	(40)
Actuarial gain (loss)	(1,529)	(11,052)	106	(29)
Benefit payments	2,291	2,686	146	150
Settlements	3,299	—	—	—
Foreign currency translation and other	(8,492)	9,226	—	—

Projected benefit obligation at end of period	(85,706)	(75,114)	(1,926)	(1,989)
Change in Plan Assets
Fair value of plan assets at beginning of period	20,256	21,648	—	—
Actual return on plan assets	16	1,269	—	—
Company contributions	3,917	2,706	102	110
Participant contributions	—	—	44	40
Benefit payments	(2,291)	(2,686)	(146)	(150)
Settlements	(3,299)	—	—	—
Foreign currency translation and other	2,802	(2,681)	—	—
Fair value of plan assets at end of period	21,401	20,256	—	—
Funded Status
Funded status at end of period	(64,305)	(54,858)	(1,926)	(1,989)
Unrecognized net actuarial (gain) loss	13,219	10,931	(46)	105
Unrecognized prior service cost	—	182	—	—

Net amount recognized	$(51,086)	$(43,745)	$(1,972)	$(1,884)

        Amounts recognized in the consolidated balance sheets consist of:

	Pension Plans		Other Postretirement Benefits
(in thousands)	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net amount recognized	$(51,086)	$(43,745)	$(1,972)	$(1,884)
Accumulated other comprehensive loss	(8,161)	(5,757)	—	—

Pension and postretirement benefits liabilities	$(59,247)	$(49,502)	$(1,972)	$(1,884)

        At December 30, 2006, the Company's pension plans were based in subsidiaries located outside of the United States. The accumulated benefit obligation for all defined pension plans was $79,518,000 at December 30, 2006. In 2007, the Company expects to contribute $1,229,000 and $149,000 to its pension and postretirement benefit plans, respectively.

        On December 31, 2005, the Company terminated its only U.S. pension plan. The liabilities of the U.S. pension plan were settled during 2006, resulting in a settlement charge of $436,000. In addition, the liabilities of the pension plan at the Company's Austrian facility, which was closed in connection with the 2005 restructuring plan, were settled during 2006 and resulted in a settlement gain of $1,380,000.

        The 2005 actuarial loss was impacted by the decrease in the discount rates used in our foreign plans.

        The following table provides the components of net periodic benefit cost:

	Pension Plans
	Post-Transactions			Pre-Transactions
(in thousands)	Year ended December 30, 2006	Year ended December 31, 2005	May 2, 2004 through January 1, 2005	January 4, 2004 through May 1, 2004
Service cost	$2,981	$3,039	$1,708	$604
Interest cost	3,180	3,221	2,144	891
Expected return on plan assets	(75)	(803)	(589)	(261)
Amortization of prior service cost	16	—	—	57
Recognized net actuarial loss	343	35	8	48
Settlement gain, net	(944)	—	—	—

Net periodic benefit cost	$5,501	$5,492	$3,271	$1,339

	Other Postretirement Benefits
	Post-Transactions			Pre-Transactions
(in thousands)	Year ended December 30, 2006	Year ended December 31, 2005	May 2, 2004 through January 1, 2005	January 4, 2004 through May 1, 2004
Service cost	$34	$31	$19	$9
Interest cost	111	114	77	38
Amortization of prior service cost	—	—	—	(15)
Recognized net actuarial loss	—	8	—	1

Net periodic benefit cost	$145	$153	$96	$33

        Weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	Pension Plans		Other Postretirement Benefits
Weighted average assumptions as of the end of year	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Discount rate	2.69% — 4.40%	2.95% — 5.75%	5.75%	6.50%
Expected return on plan assets	4.00% — 5.00%	4.00% — 8.00%	N/A	N/A
Rate of compensation increase	2.00% — 3.50%	2.00% — 3.50%	N/A	N/A
Increase in pension payments	1.75%	2.00%	N/A	N/A
Weighted average discount rate	4.36%	4.23%	N/A	N/A

        The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate for the medical plan) is 10% for 2006, and is assumed to trend down to 5% by 2011 and thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported.

        The Company's pension plan assets, which at December 30, 2006 relate only to plans located outside of the U.S., are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. The Company's expected return on plan assets is based on historical market data for each asset class. The assets in the pension plans are diversified across equity and fixed income investments, except for certain pension plans funded by insurance contracts. The investment portfolio has target allocations of approximately 35% equity and 65% fixed income. At December 30, 2006, the actual portfolio allocations approximated the target allocations.

        A one-percentage-point change in the health care trend rates would have the following effects:

(in thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	$8	$(8)

        The estimated future benefit payments expected to be paid for each of the next five years and the sum of payments expected for the next five years thereafter are:

(in thousands)	Pension Plans	Other Postretirement Benefits
2007	$2,112	$149
2008	2,336	118
2009	2,663	92
2010	2,982	91
2011	3,208	88
2012-2016	18,795	537

        The Company sponsors a 401(k) plan for U.S. salaried employees. Salaried employees are eligible to participate in the plan on January 1, April 1, July 1 or October 1 after their date of employment. Under the plan, employer contributions are defined as 5% of a participant's base salary plus a matching of employee contributions allowing for a maximum matching contribution of 3% of a participant's earnings. The cost of the plan recognized as expense was $1,550,000 in 2006, $1,585,000 in 2005, $769,000 for the period from May 2, 2004 through January 1, 2005 and $382,000 for the period from January 4, 2004 through May 1, 2004.

        In accordance with collective bargaining agreements, the Company sponsors a 401(k) plan for U.S. hourly employees subject to such agreements. Depending on the applicable collective bargaining agreement, employer basic contributions are defined as 2% or 3.25% of a participant's base earnings plus a matching of employee contributions allowing for a maximum matching contribution of 2.25% or 2.50% of a participant's earnings. The Company also makes a separate contribution for employees hired prior to January 1, 2000 and who are not eligible for the postretirement benefit plan. The cost of the plan recognized as expense was $613,000 in 2006, $569,000 in 2005, $360,000 for the period from May 2, 2004 through January 1, 2005 and $156,000 for the period from January 4, 2004 through May 1, 2004.

Postemployment Benefits

        The Company provides postemployment benefits at its German subsidiary under the ATZ early retirement program. The ATZ program allows older workers to stop working before they reach retirement age and receive a reduced salary and certain benefits until they reach retirement age. The Company accounts for benefits provided under the ATZ program in accordance with FASB Statement No. 112, Employers' Accounting for Postemployment Benefits. As discussed in Note 2, the Company adopted EITF No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) on January 1, 2006.

11.    Environmental Matters

        The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $27,995,000 and $25,568,000 as of December 30, 2006 and December 31, 2005, respectively.

        In connection with the Transactions, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, the Company recorded a liability of $3,261,000 in connection with the application of purchase accounting for the Transactions. During the fourth quarter of 2006, the Company further refined the remediation plan with the assistance of a third-party advisor and consultations with local authorities, resulting in an increase in the estimated environmental liability of $1,078,000 that was recorded through a charge to earnings. The Company anticipates that expenditures will be made over the next seven to ten years.

        As part of an internal self-audit of its Corydon, IN and Owensboro, KY facilities, the Company recently identified instances of potential non-compliance with its environmental operating permits at these facilities. The Company self-reported these issues to the proper state and federal agencies and is taking steps to resolve these issues. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management's analysis of facts and circumstances, in consideration of recent cases addressed by the agencies involved, and based upon advice from third-party advisors, the Company does not believe that the maximum penalty will be assessed and that penalties, if any, resulting from this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company.

        In connection with the acquisition of Membrana in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The Company anticipates that expenditures will be made over the next seven to ten years. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition.

        The Company has indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At December 30, 2006 and December 31, 2005, amounts receivable under the indemnification agreements were $18,669,000 and $17,369,000, respectively. The current portion of the indemnification receivable is included in other current assets.

12.    Business Restructuring

2006 Restructuring Plan

        In response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, the Company's separations media segment decided to exit the production of cellulosic membranes and realign its cost structure at its Wuppertal, Germany facility. On August 24, 2006, the Company announced a layoff of approximately 150 employees. Production of cellulosic hemodialysis membranes ceased on December 27, 2006 and the majority of the employees were laid off effective January 1, 2007. The total cost of the plan is expected to be approximately $17,040,000, consisting of $11,403,000 for the employee layoffs and $5,637,000 for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be used. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility. The Company expects to complete these activities by the end of the second quarter of 2008. The timing, scope and costs of these restructuring measures are subject to change as the Company proceeds with its restructuring plans and further evaluates its business needs and costs. The restructuring charge also included a non-cash impairment charge of $17,492,000 for buildings and equipment used in the production of cellulosic hemodialysis membranes.

2005 Restructuring Plan

        In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company's energy storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan included the closure of the Company's facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company's facilities in Prachinburi, Thailand. During 2006, the Company completed installation and started production with the assets relocated to Thailand. Additionally, finishing equipment from the Company's facility in Charlotte, North Carolina was relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8,831,000, of which $8,746,000 has been recognized through December 30, 2006, and the remaining expenses will be recognized in 2007. In addition to the benefit of realigning capacity with market growth, the Company expects to realize costs savings, with the full impact expected to be realized in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.

        As part of this realignment plan, the Company announced on June 16, 2005 layoffs of 110 employees at its Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and ATZ early retirement program is expected to be approximately $5,511,000, of which $5,449,000 has been recognized through December 30, 2006. The remaining expenses will be recognized in 2007.

        The Company recorded a non-cash impairment charge of $1,278,000 in the three months ended July 2, 2005 for property, plant and equipment located at the Feistritz, Austria facility that will not be relocated to Prachinburi, Thailand.

        The Company estimates that other costs, including disassembly, moving, and legal expenses, will be approximately $2,042,000, of which $2,019,000 has been incurred. These remaining costs will be recognized as incurred during 2007 in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

        On September 3, 2004, the Company announced a layoff of approximately 200 employees at its Wuppertal, Germany facility. The Company recorded a charge for severance and benefit costs related to the employee layoffs of $13,899,000 during the period ended January 1, 2005. In connection with a customer's outsourcing of its dialyzer production, the Company also recorded a charge for raw materials, a portion of which the Company was obligated to purchase under an existing purchase commitment, of $1,788,000 in cost of goods sold during the period ended January 1, 2005. Finally, the Company incurred expenses of approximately $2,732,000 in connection with the relocation of its research and development operations. All activities and charges relating to the 2004 Restructuring Plan have been completed as of December 30, 2006.

        Restructuring activity during 2006 consists of:

(in thousands)	Balance at December 31, 2005	Restructuring Charges	Non-cash Charges	Cash Payments	Foreign Currency Translation	Balance at December 30, 2006
2006 Restructuring Plan:
Severance and benefit costs	$—	$11,403	$—	$(286)	$442	$11,559
Asset impairment	—	17,492	(17,492)	—	—	—
Other	—	5,637	—	(102)	149	5,684

	—	34,532	(17,492)	(388)	591	17,243
2005 Restructuring Plan:
Severance and benefit costs	1,506	557	—	(1,338)	151	876
Other	—	1,334	—	(1,334)	—	—

	1,506	1,891	—	(2,672)	151	876
2004 Restructuring Plan:
Severance and benefit costs	4,069	—	—	(3,140)	223	1,152
Raw materials	32	—	—	(33)	1	—
Other	265	604	—	(877)	8	—

	4,366	604	—	(4,050)	232	1,152

Total	$5,872	$37,027	$(17,492)	$(7,110)	$974	$19,271

        Restructuring activity during 2005 consists of:

(in thousands)	Balance at January 1, 2005	Restructuring Charges	Non-cash Charges	Cash Payments	Foreign Currency Translation	Balance at December 31, 2005
2005 Restructuring Plan:
Severance and benefit costs	$—	$4,890	$—	$(3,178)	$(206)	$1,506
Asset disposals and impairments	—	1,278	(1,278)	—	—	—
Other	—	685	—	(685)	—	—

	—	6,853	(1,278)	(3,863)	(206)	1,506
2004 Restructuring Plan:
Severance and benefit costs	14,944	(112)	—	(9,679)	(1,084)	4,069
Raw materials	1,256	(176)	—	(911)	(137)	32
Other	—	2,128	—	(1,852)	(11)	265

	16,200	1,840	—	(12,442)	(1,232)	4,366

Total	$16,200	$8,693	$(1,278)	$(16,305)	$(1,438)	$5,872

        The Company expects to make payments against the restructuring reserve of approximately $17,154,000 in 2007, with the remaining payments expected to be made in 2008 and 2009.

        The current portion of the reserve for business restructuring costs is recorded in accrued liabilities and the non-current portion is recorded in other non-current liabilities.

13.    Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows:

(in thousands)	December 30, 2006	December 31, 2005
Foreign currency translation adjustment	$852	$(5,934)
Minimum pension liability	(4,901)	(3,453)

Total accumulated other comprehensive loss	$(4,049)	$(9,387)

14.    Share-based Compensation Plan

        On June 15, 2006, Polypore International adopted the Polypore International, Inc. 2006 Stock Option Plan ("2006 Plan") and granted certain employees of the Company stock options under the plan to purchase 12,747 shares of Polypore International stock at a price of $772.46 per share. These options have 10-year terms and vest based on satisfaction of certain annual and cumulative performance criteria over the four fiscal year period following the adoption of the 2006 Plan. In addition, all or a portion of the options granted under the 2006 Plan will vest upon a change in control if equity investors receive predetermined rates of return on their investment. As of December 30, 2006, 1,595 of these options had vested and were exercisable.

        In accordance with FAS 123R, the Company recorded stock compensation expense of $473,000 for the year ended December 30, 2006. In accordance with FAS 123R, the stock compensation expense recorded by the Company was treated as a capital contribution from its Parent. At December 30, 2006,

Polypore International had $1,708,000 of unrecognized stock compensation expense, net of estimated forfeitures, related to these unvested stock options. This compensation expense is expected to be recognized by the Company over a weighted average period of 3.0 years.

15.    Related Party Transactions

        The Company's German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company. The investments represent approximately 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company's equity investment account balance was $177,000 and $150,000 at December 30, 2006 and December 31, 2005, respectively. Charges from the affiliates for work performed were $961,000 in 2006, $1,407,000 in 2005, $474,000 for the period from May 2, 2004 through January 1, 2005 and $523,000 for the period from January 4, 2004 through May 1, 2004. The Company has amounts due to the affiliates of approximately $59,000 and $84,000 at December 30, 2006 and December 31, 2005, respectively.

        The Company's corporate headquarters were housed in space leased by a former shareholder of the Company from an affiliate of the former shareholder. A portion of the lease payments and other expenses, primarily insurance and allocated other direct costs, were charged to the Company. Charges from the affiliate were $165,000 for the period from January 4, 2004 through May 1, 2004. Subsequent to the Transactions, the Company entered into a transition services agreement with the affiliate of the former shareholder that expired in April 2005. Charges from the former affiliate under the transition services agreement were $32,000 in 2005 and $477,000 for the period from May 2, 2004 through January 1, 2005.

16.    Segment Information

        The Company's operations are principally managed on a products basis and are comprised of two reportable segments: energy storage and separations media. The energy storage segment produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets, including lithium, industrial and transportation applications. The separations media segment produces and markets membranes used as the high technology filtration element in various medical and industrial applications.

        The Company evaluates the performance of segments and allocates resources to segments based on operating income before interest, income taxes, depreciation and amortization. In addition, the Company evaluates business segment performance before business restructuring charges and the impact of non-recurring costs, such as the purchase accounting adjustments related to the write-off of in-process research and development costs and the impact of the revaluation of inventory. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

        Financial information relating to the reportable operating segments is presented below:

	Post-Transactions			Pre-Transactions
(in thousands)	Year ended December 30, 2006	Year ended December 31, 2005	May 2, 2004 through January 1, 2005	January 4, 2004 through May 1, 2004
Net sales to external customers:
Energy storage	$342,972	$309,401	$213,411	$119,436
Separations media	136,705	123,103	97,678	59,837

Total net sales to external customers	$479,677	$432,504	$311,089	$179,273

Operating income:
Energy storage	$72,081	$62,902	$42,148	$35,146
Separations media	5,218	13,198	15,794	10,580

Segment operating income	77,299	76,100	57,942	45,726
Business restructuring	37,027	8,693	15,687	—
In-process research and development	—	—	5,250	—
Inventory purchase accounting	—	—	19,007	—

Total operating income	40,272	67,407	17,998	45,726
Reconciling items:
Interest expense	67,857	59,856	37,831	6,048
Other	3,207	(4,418)	1,751	(840)
Change in accounting principle related to postemployment benefits	(2,593)	—	—	—

Income (loss) before income taxes	$(28,199)	$11,969	$(21,584)	$40,518

Depreciation and amortization:
Energy storage	$31,453	$31,694	$19,223	$7,208
Separations media	28,759	22,405	14,514	8,009

Total depreciation and amortization	$60,212	$54,099	$33,737	$15,217

Capital expenditures:
Energy storage	$15,070	$6,293	$6,255	$3,289
Separations media	8,903	6,724	3,627	2,208

Total capital expenditures	$23,973	$13,017	$9,882	$5,497

(in thousands)	December 30, 2006	December 31, 2005
Assets:
Energy storage	$840,523	$828,281
Separations media	502,203	499,156
Corporate assets	46,305	35,901

Total assets	$1,389,031	$1,363,338

        Net sales by geographic location, based on the country from which the product is shipped, were as follows:

	Post-Transactions			Pre-Transactions
(in thousands)	Year ended December 30, 2006	Year ended December 31, 2005	May 2, 2004 through January 1, 2005	January 4, 2004 through May 1, 2004
Net sales to unaffiliated customers:
United States	$181,486	$159,822	$125,134	$76,230
Germany	131,002	121,360	94,465	59,972
France	73,290	64,450	40,734	18,959
Other	93,899	86,872	50,756	24,112

Total	$479,677	$432,504	$311,089	$179,273

        Property, plant and equipment by geographic location were as follows:

(in thousands)	December 30, 2006	December 31, 2005
United States	$107,050	$106,981
Germany	167,199	184,150
France	21,621	19,853
Other	67,656	59,887

Total	$363,526	$370,871

17.    Quarterly Results of Operations (Unaudited)

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 30, 2006
Net sales	$115,293	$123,094	$116,384	$124,906
Gross profit	40,313	44,633	38,088	41,907
Net income (loss)	3,365	3,993	(20,849)	791
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2005
Net sales	$112,498	$112,614	$105,764	$101,628
Gross profit	38,889	40,509	31,448	39,388
Net income	5,453	3,309	1,717	3,541

        On January 1, 2006, the Company adopted EITF Issue No. 05-5 which increased net income in the first quarter of 2006 by $1,634,000.

        During the third quarter of 2006, the Company recorded a restructuring charge of $36,008,000 related to the 2006 business restructuring plan. This adjustment resulted in a decrease in third quarter net income of $22,325,000. The Company continued to refine its estimate of restructuring costs during the fourth quarter of 2006, including completion of negotiations with the local Works Council in connection with employee layoffs. As a result of these activities, the restructuring reserve was reduced which increased fourth quarter income before income taxes and net income by $1,476,000 and $969,000, respectively.

        The effective tax rate varies between quarters due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income, various changes in estimates of permanent differences and valuation allowances, and the relative size of the Company's consolidated income or loss before taxes.

18.    Subsequent Event

        In February 2007, the Company paid $5,188,000 for a 60% share in a manufacturing facility in Tiajin, China that produces membrane separators for lead-acid batteries.

19.    Financial Statements of Guarantors

        The Company's senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company's wholly owned subsidiaries ("Guarantors"). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

        The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
As of December 30, 2006

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$30,807	$23,357	$—	$54,164
Accounts receivable, net	37,287	64,823	—	—	102,110
Inventories	16,211	51,530	—	—	67,741
Other	3,435	10,062	189	—	13,686

Total current assets	56,933	157,222	23,546	—	237,701
Due from affiliates	199,196	256,327	284,658	(740,181)	—
Investment in subsidiaries	252,129	304,592	220,743	(777,464)	—
Property, plant and equipment, net	107,050	256,476	—	—	363,526
Goodwill	—	—	567,587	—	567,587
Intangibles and loan acquisition costs, net	57	—	204,007	—	204,064
Other	645	15,437	71	—	16,153

Total assets	$616,010	$990,054	$1,300,612	$(1,517,645)	$1,389,031

Liabilities and shareholder's equity
Accounts payable and accrued liabilities	$13,769	$53,741	$13,194	$—	$80,704
Income taxes payable	13,447	(9,758)	—	—	3,689
Current portion of debt	—	152	3,786	—	3,938
Current portion of capital lease obligation	1,377	—	—	—	1,377

Total current liabilities	28,593	44,135	16,980	—	89,708
Due to affiliates	290,183	258,683	191,315	(740,181)	—
Debt, less current portion	—	63	787,927	—	787,990
Capital lease obligations, less current portion	4,754	—	—	—	4,754
Pension and postretirement benefits	2,302	58,917	—	—	61,219
Postemployment benefits	—	4,451	—	—	4,451
Environmental reserve, less current portion	—	22,935	—	—	22,935
Deferred income taxes and other	63,593	49,991	—	—	113,584
Shareholder's equity	226,585	550,879	304,390	(777,464)	304,390

Total liabilities and shareholder's equity	$616,010	$990,054	$1,300,612	$(1,517,645)	$1,389,031

Condensed consolidating balance sheet
As of December 31, 2005

(in thousands)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$20	$18,173	$9,387	$—	$27,580
Accounts receivable, net	31,049	57,298	—	—	88,347
Inventories	17,248	43,291	—	—	60,539
Other	4,523	4,396	18	—	8,937

Total current assets	52,840	123,158	9,405	—	185,403
Due from affiliates	177,296	220,628	294,385	(692,309)	—
Investment in subsidiaries	244,560	317,381	169,117	(731,058)	—
Property, plant and equipment, net	107,009	263,862	—	—	370,871
Goodwill	—	—	567,587	—	567,587
Intangibles and loan acquisition costs, net	70	—	221,936	—	222,006
Other	900	16,571	—	—	17,471

Total assets	$582,675	$941,600	$1,262,430	$(1,423,367)	$1,363,338

Liabilities and shareholder's equity
Accounts payable and accrued liabilities	$13,689	$36,653	$4,740	$—	$55,082
Income taxes payable	1,321	2,934	—	—	4,255
Current portion of debt	86	203	935	—	1,224
Current portion of capital lease obligation	1,326	—	—	—	1,326

Total current liabilities	16,422	39,790	5,675	—	61,887
Due to affiliates	296,605	216,983	178,721	(692,309)	—
Debt, less current portion	—	1,004	766,755	—	767,759
Capital lease obligations, less current portion	6,018	—	—	—	6,018
Pension and postretirement benefits	2,112	49,274	—	—	51,386
Postemployment benefits	—	7,096	—	—	7,096
Environmental reserve, less current portion	—	22,264	—	—	22,264
Deferred income taxes and other	63,456	72,193	—	—	135,649
Shareholder's equity	198,062	532,996	311,279	(731,058)	311,279

Total liabilities and shareholder's equity	$582,675	$941,600	$1,262,430	$(1,423,367)	$1,363,338

Condensed consolidating statement of operations
For the year ended December 30, 2006

(in thousands)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$181,142	$298,535	$—	$—	$479,677
Cost of goods sold	81,627	233,109	—	—	314,736

Gross profit	99,515	65,426	—	—	164,941
Selling, general and administrative expenses	54,539	32,630	473	—	87,642
Business restructuring	—	37,027	—	—	37,027

Operating income (loss)	44,976	(4,231)	(473)	—	40,272
Other (income) expense, net	(4,449)	4,941	67,979	—	68,471
Equity in earnings of subsidiaries	—	—	(21,336)	21,336	—

Income (loss) before income taxes	49,425	(9,172)	(47,116)	(21,336)	(28,199)
Income taxes	27,806	(8,889)	(34,416)	—	(15,499)

Net income (loss)	$21,619	$(283)	$(12,700)	$(21,336)	$(12,700)

Condensed consolidating statement of operations
For the year ended December 31, 2005

(in thousands)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$160,015	$272,489	$—	$—	$432,504
Cost of goods sold	75,653	206,617	—	—	282,270

Gross profit	84,362	65,872	—	—	150,234
Selling, general and administrative expenses	44,878	29,256	—	—	74,134
Business restructuring	159	8,534	—	—	8,693

Operating income	39,325	28,082	—	—	67,407
Other (income) expense, net	(2,244)	287	57,395	—	55,438
Equity in earnings of subsidiaries	—	—	(38,626)	38,626	—

Income (loss) before income taxes	41,569	27,795	(18,769)	(38,626)	11,969
Income taxes	22,652	8,086	(32,789)	—	(2,051)

Net income	$18,917	$19,709	$14,020	$(38,626)	$14,020

Condensed consolidating statement of operations
For the period May 2, 2004 through January 1, 2005

(in thousands)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$125,082	$186,007	$—	$—	$311,089
Cost of goods sold	79,640	146,278	—	—	225,918

Gross profit	45,442	39,729	—	—	85,171
Selling, general and administrative expenses	29,201	18,823	—	—	48,024
Business restructuring	—	13,899	—	—	13,899
In process research and development	5,250	—	—	—	5,250

Operating income	10,991	7,007	—	—	17,998
Other (income) expense, net	(1,832)	4,516	36,898	—	39,582
Equity in loss of subsidiaries	—	—	1,855	(1,855)	—

Income (loss) before income taxes	12,823	2,491	(38,753)	1,855	(21,584)
Income taxes	17,016	153	(23,883)	—	(6,714)

Net income (loss)	$(4,193)	$2,338	$(14,870)	$1,855	$(14,870)

Condensed consolidating statement of operations
For the period January 4, 2004 through May 1, 2004

(in thousands)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$76,282	$102,991	$—	$—	$179,273
Cost of goods sold	34,796	75,370	—	—	110,166

Gross profit	41,486	27,621	—	—	69,107
Selling, general and administrative expenses	13,105	10,276	—	—	23,381

Operating income	28,381	17,345	—	—	45,726
Other (income) expense, net	(367)	971	4,604	—	5,208
Equity in earnings of subsidiaries	—	—	(30,056)	30,056	—

Income before income taxes	28,748	16,374	25,452	(30,056)	40,518
Income taxes	9,775	5,291	(1,381)	—	13,685

Net income	18,973	11,083	26,833	(30,056)	26,833
Redeemable preferred stock dividends	—	—	(424)	—	(424)

Net income applicable to common stock	$18,973	$11,083	$26,409	$(30,056)	$26,409

Condensed consolidating statement of cash flows
For the year ended December 30, 2006

(in thousands)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$43,510	$47,782	$(19,880)	$(21,131)	$50,281
Investing activities:
Purchase of property, plant and equipment	(9,939)	(14,034)	—	—	(23,973)
Proceeds from sale of property, plant and equipment	6	55	—	—	61

Net cash provided by (used in) investing activities	(9,933)	(13,979)	—	—	(23,912)
Financing activities:
Principal payments on debt	(1,299)	(1,188)	(946)	—	(3,433)
Intercompany transactions, net	(32,250)	(23,682)	34,801	21,131	—

Net cash used in financing activities	(33,549)	(24,870)	33,855	21,131	(3,433)
Effect of exchange rate changes on cash and cash equivalents	(48)	3,701	(5)	—	3,648

Net increase (decrease) in cash and cash equivalents	(20)	12,634	13,970	—	26,584
Cash and cash equivalents at beginning of year	20	18,173	9,387	—	27,580

Cash and cash equivalents at end of year	$—	$30,807	$23,357	$—	$54,164

Condensed consolidating statement of cash flows
For the year ended December 31, 2005

(in thousands)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$52,303	$33,260	$17,876	$(38,626)	$64,813
Investing activities:
Purchase of property, plant and equipment	(4,041)	(8,976)	—	—	(13,017)
Proceeds from sale of property, plant and equipment	24	—	—	—	24

Net cash used in investing activities	(4,017)	(8,976)	—	—	(12,993)
Financing activities:
Principal payments on debt	(1,272)	(4,097)	(45,020)	—	(50,389)
Loan acquisition costs	—	—	(2,039)	—	(2,039)
Intercompany transactions, net	(49,300)	(18,719)	29,393	38,626	—

Net cash used in financing activities	(50,572)	(22,816)	(17,666)	38,626	(52,428)
Effect of exchange rate changes on cash and cash equivalents	43	(3,539)	—	—	(3,496)

Net increase (decrease) in cash and cash equivalents	(2,243)	(2,071)	210	—	(4,104)
Cash and cash equivalents at beginning of year	2,263	20,244	9,177	—	31,684

Cash and cash equivalents at end of year	$20	$18,173	$9,387	$—	$27,580

Condensed consolidating statement of cash flows
For the period May 2, 2004 through January 1, 2005

(in thousands)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$16,723	$5,225	$—	$119	$22,067
Investing activities:
Purchases of property, plant and equipment	(4,427)	(5,455)	—	—	(9,882)
Proceeds from sale of property, plant and equipment	—	62	—	—	62

Net cash used in investing activities	(4,427)	(5,393)	—	—	(9,820)
Financing activities:
Proceeds from debt	—	1,457	819,335	—	820,792
Principal payments on debt	(1,244)	(808)	(262,972)	—	(265,024)
Borrowings on the revolving credit agreement	—	—	1,500	—	1,500
Payments on the revolving credit agreement	—	—	(11,500)	—	(11,500)
Loan acquisition costs	—	—	(20,015)	—	(20,015)
Payments made in connection with change in ownership	—	—	(867,369)	—	(867,369)
Proceeds from equity investment	—	—	321,516	—	321,516
Payment of dividends	4,229	(4,229)	—	—	—
Intercompany transactions, net	(20,711)	(3,737)	24,567	(119)	—

Net cash provided by (used in) in financing activities	(17,726)	(7,317)	5,062	(119)	(20,100)
Effect of exchange rate changes on cash and cash equivalents	20	3,645	—	—	3,665

Net increase (decrease) in cash and cash equivalents	(5,410)	(3,840)	5,062	—	(4,188)
Cash and cash equivalents at beginning of year	7,673	24,084	4,115	—	35,872

Cash and cash equivalents at end of year	$2,263	$20,244	$9,177	$—	$31,684

Condensed consolidating statement of cash flows
For the period January 4, 2004 through May 1, 2004

(in thousands)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$14,891	$16,640	$—	$(2,620)	$28,911
Investing activities:
Purchases of property, plant and equipment	(2,958)	(2,539)	—	—	(5,497)
Proceeds from sale of property, plant and equipment	—	1,923	—	—	1,923

Net cash used in investing activities	(2,958)	(616)	—	—	(3,574)
Financing activities:
Proceeds from debt	—	610	—	—	610
Principal payments on debt	—	(3,778)	(4,145)	—	(7,923)
Loan acquisition costs	—	—	(59)	—	(59)
Intercompany transactions, net	(6,028)	(141)	3,549	2,620	—

Net cash used in financing activities	(6,028)	(3,309)	(655)	2,620	(7,372)
Effect of exchange rate changes on cash and cash equivalents	237	(2,393)	—	—	(2,156)

Net increase (decrease) in cash and cash equivalents	6,142	10,322	(655)	—	15,809
Cash and cash equivalents at beginning of year	1,531	13,762	4,770	—	20,063

Cash and cash equivalents at end of year	$7,673	$24,084	$4,115	$—	$35,872

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective, as of December 30, 2006.

        During the Company's fourth fiscal quarter of 2006, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        On March 9, 2007, we entered into the Fourth Amendment (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment revises the Credit Agreement to provide that the following events do not affect the calculation of "Excess Cash Flow," as defined in the Credit Agreement: (a) in the case of fiscal 2006 only, charges not to exceed $15,000,000 related to the Company's previously announced shutdown of the cellulosic business, and (b) in the case of fiscal 2006 and thereafter, certain cash payments by the Company with respect to the Company's acquisition of a 60% share in a production facility in China. The Fourth Amendment also amends the definition of "Permitted Acquisition" to include our acquisition of a 60% share in a production facility in China. In addition, the Fourth Amendment clarifies the circumstances under which our prepayment of the Term Loans under the Credit Agreement will trigger specified prepayment fees.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth certain information concerning our executive officers and directors as of December 30, 2006:

Name	Age	Position
Robert B. Toth	46	President, Chief Executive Officer and Director
Lynn Amos	41	Chief Financial Officer, Treasurer & Secretary
Josef Sauer	55	Vice President & General Manager, Separations Media
Mitchell J. Pulwer	53	Vice President & General Manager, Energy Storage—Electronics
Pierre Hauswald	53	Vice President & General Manager, Energy Storage—Transportation and Industrial
John O'Malley	51	Senior Vice President, Human Resources
Phillip Bryson	37	General Counsel
Michael Graff	55	Chairman of the Board of Directors
David A. Barr	43	Director
Kevin Kruse	36	Director

        Robert B. Toth became our President, Chief Executive Officer and a director on July 6, 2005. Mr. Toth previously was Chief Executive Officer and President of CP Kelco ApS, a leading global manufacturer of hydrocolloids, with more than 2,000 customers in over 100 countries and facilities in North America, Europe, Asia and Latin America. Prior to joining CP Kelco in June of 2001, he spent 19 years at Monsanto and Solutia Inc. in roles of increasing responsibility, most recently as Vice President and General Manager of the Resins and Additives division of Solutia. Mr. Toth earned a bachelor's degree in Industrial Management and Industrial Engineering from Purdue University, and an MBA from the John M. Olin School of Business at Washington University in St. Louis, Missouri.

        Lynn Amos has served as our Chief Financial Officer since February 2002. Prior to his current role, Mr. Amos served as Director of Corporate Development and Corporate Controller at The InterTech Group, a holding company. In these roles, Mr. Amos was directly involved in our financial and acquisition activities. Prior to joining The InterTech Group, Mr. Amos worked in a variety of financial roles at Umbro International, Reeves Industries, Inc. and Price Waterhouse. Mr. Amos holds a B.S. Degree from Western Carolina University and is a Certified Public Accountant.

        Josef Sauer has served as Vice President and General Manager of Separations Media, since June 1, 2006. From July 2005 until joining Polypore, Mr. Sauer served as Business Director, Liquid Coating Resins & Additives (Europe, Middle East and Asia) for Cytec Surface Specialties based in Brussels, Belgium. From June 2003 to July 2005, Mr. Sauer served as Global Manager, Liquid Coating Resins for Surface Specialties UCB SA and from February 2003 to June 2003, he served as Business Director, Technical Products for Surface Specialties Germany GmbH & Co KG of the UCB-Group. From July 2002 to February 2003, Mr. Sauer served as Business Director, Technical Products for Solutia Inc. and from January 2000 to July 2002, he served as Commercial Director and Director, Marketing Technical Service (Europe, Middle East and Africa), Resins and Additives for Solutia Inc. In addition to an undergraduate degree in Organic Chemistry, Mr. Sauer holds a PhD in Organic Chemistry from University Dortmund, Dortmund, Germany.

        Mitchell J. Pulwer has served as Vice President and General Manager of Energy Storage—Electronics since April 17, 2006. Mr. Pulwer previously served as Vice President and General Manager at Solutia, Inc., from 2004 to 2006, where he led steady growth of the company's $600 million interlayer film division. Before that, he held roles of increasing responsibility in marketing, sales and business development in Solutia's Saflex business, from 1997 to 2004. In addition to an undergraduate degree in Chemistry, Mr. Pulwer has an MBA from Washington University, St. Louis, Missouri; a PhD in Organic Chemistry from the State University of New York-Buffalo; and a Postdoctoral Fellowship at Yale University, New Haven, Connecticut. He holds 16 patents and has been published in 14 technical publications.

        Pierre Hauswald has served as Vice President & General Manager of Energy Storage—Transportation and Industrial since June 2004. Since joining Polypore in 1981, he has held several management positions of increasing responsibility, which included Quality Control Manager, Site Manager, Worldwide Manufacturing Manager and Vice President of Manufacturing and Engineering. Mr. Hauswald graduated from the Institut National des Sciences Appliques in Lyon as a Diplomed Engineer in Chemistry and Macro-molecules.

        John O'Malley has served as Senior Vice President, Human Resources since August 2005. Mr. O'Malley previously served as Senior Vice President-Human Resources for Southfield, Michigan-based GST AutoLeather, from 2003 to 2005, for which he directed all human resources activities. Before that, he held positions with increasing responsibility in human resources at several companies, including Certainteed Corporation, Formica Corporation, Clopay Corporation, and Solutia Inc. Mr. O'Malley has a bachelor's degree in Psychology from Lafayette College in Easton, Pennsylvania, and is a graduate of the University of Michigan Senior Executive Human Resources Program.

        Phillip Bryson has served as General Counsel since July 2004, after having served as General Counsel and Corporate Secretary for Polymer Group, Inc., a global manufacturer of non-woven fabrics, from March 2003 until July 2004. He previously served as Deputy General Counsel at the InterTech Group where he focused on merger and acquisition activity. Mr. Bryson earned his bachelor's degree in Finance and Business Economics from the University of South Carolina, and his Juris Doctor from Columbia University in New York.

        Michael Graff became Chairman of our board of directors in connection with the closing of the Transactions. Mr. Graff has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since October 2003 and has served as an advisor to Warburg Pincus LLC from July 2002 until October 2003. Prior to working with Warburg Pincus LLC, Mr. Graff spent six years with Bombardier, a transportation equipment manufacturer, first as President of Business Aircraft and later as President and Chief Operating Officer of Bombardier Aerospace Group. Prior to joining Bombardier, Mr. Graff spent 15 years with McKinsey & Company, Inc., a management consulting firm, as a partner in the New York, London, and Pittsburgh offices. Mr. Graff is a director of TransDigm Group Inc. ("TransDigm"), a producer of aircraft components, Builders FirstSource, Inc., a building products manufacturer, and CAMP Systems International, a provider of aviation management products. Mr. Graff received an A.B. Degree in economics from Harvard College and an M.S. in Management from M.I.T.

        David A. Barr became a director in connection with the closing of the Transactions. Mr. Barr has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 2001. Prior to joining Warburg Pincus LLC, Mr. Barr was a managing director at Butler Capital, an investment company, where he focused on industrial and consumer leveraged buyout transactions for more than ten years. Mr. Barr is a director of TransDigm, Eagle Family Foods, Inc., a food manufacturer, Builders FirstSource, Inc., and Neiman Marcus Group, Inc., a luxury retailer. He holds a B.A. Degree in Economics from Wesleyan University and an MBA from Harvard Business School.

        Kevin Kruse became a director in connection with the closing of the Transactions. Mr. Kruse has been a member and managing director of Warburg Pincus LLC since January 2006 and was previously a Vice President of Warburg Pincus LLC beginning in January 2003 and has been employed by Warburg Pincus LLC since February 2002. Prior to joining Warburg Pincus LLC, Mr. Kruse was employed by AEA Investors Inc., an investment company, where he focused on private equity opportunities in industrial and consumer products companies. Before that, he was employed by Bain & Co., a management consulting firm. Mr. Kruse is a director of TransDigm, Builders FirstSource, Inc. and Wellman, Inc., a chemical manufacturer. Mr. Kruse received an A.B. Degree in Government from Dartmouth College.

        On January 31, 2007, W. Nicholas Howley began serving as a member of the board of directors of the Company. Mr. Howley currently serves as the Chairman of the Board and Chief Executive Officer of TransDigm. Affiliate entities of Warburg Pincus LLC own the majority of the common stock and appoint a majority of the boards of directors of both TransDigm and the Company. Mr. Howley served as Chief Executive Officer of TransDigm, since December 2001 and has served in various roles with TransDigm since TransDigm's inception in September 1993. Mr. Howley is also a director of Satair A/S, a Danish public company.

Term of executive officers and directors

        Directors are elected at each annual meeting of our stockholders. We are wholly owned by Polypore International. Executive officers are appointed by the board of directors and serve at the discretion of the board of directors.

Code of ethics

        We have adopted a code of ethics that is applicable to our board of directors, principal executive officer and principal financial and accounting officer, as well as all our other employees. A copy of the code of ethics may be found on our website at http://www.polypore.net, under the Corporate Governance section.

Board composition

        According to a stockholders' agreement among the Company and our stockholders (see "Certain Relationships and Related Transactions, and Director Independence" below), Warburg Pincus has the right to have certain individuals designated by it on our board of directors until we complete an initial public offering of our common stock in accordance with the rules promulgated by the SEC. Currently, Warburg Pincus has designated David Barr, Michael Graff and Kevin Kruse. See "Certain Relationships and Related Transactions, and Director Independence" for more information about this stockholders' agreement. Mr. Barr, Mr. Graff and Mr. Kruse are currently managing directors of Warburg Pincus LLC and partners of Warburg Pincus & Co., which is an affiliate of Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus International Partners, L.P., our principal stockholders. We believe that all of our current directors serving in fiscal 2006, other than Mr. Toth, would qualify as independent under NYSE Rule 303A. However, we would be exempt from such requirements as a "controlled company" under the relevant provisions of NYSE Rule 303A. We do not believe that any of our current directors serving in fiscal 2006 would qualify as independent under SEC Rule 10A-3 for audit committee purposes.

Board committees

        Our board of directors has an audit committee and a compensation committee.

Audit committee

        The audit committee of our board of directors appoints, determines the compensation for and supervises our independent auditors, reviews our internal accounting procedures, systems of internal controls and financial statements, reviews and approves the services provided by our internal and independent auditors, including the results and scope of their audit, and resolves disagreements between management and our independent auditors. Currently, the audit committee consists of Messrs. Graff and Kruse. Our board of directors has reviewed the qualifications and backgrounds of the members of the audit committee and determined that, although no one member of the audit committee is an "audit committee financial expert" within the meaning of the relevant rules under the Securities Exchange Act of 1934, the combined qualifications and experience of the members of the audit committee give the committee collectively the financial expertise necessary to discharge its responsibilities. The audit committee charter is available on our website at http://www.polypore.net, under the Corporate Governance section.

Compensation committee

        The compensation committee of our board of directors reviews and recommends to the board of directors the compensation and benefits of all of our executive officers, administers our equity incentive plans and establishes and reviews general policies relating to compensation and benefits of our employees. Currently, the compensation committee consists of Messrs. Graff and Barr. The compensation committee charter is available on our website at http://www.polypore.net, under the Corporate Governance section.

Compensation committee interlocks and insider participation

        None of our executive officers serve as members of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors or compensation committee.

Item 11.    Executive Compensation

Compensation Discussion and Analysis
Compensation Philosophy

        Our compensation philosophy primarily focuses on the achievement of Company performance at levels necessary to provide meaningful return to our shareholders upon an ultimate liquidity event. To that end, in addition to the typical needs to attract, motivate and retain talented executives, our compensation programs are specifically designed to incentivize our named executive officers to achieve short-and long-term performance goals that our shareholders established with the goal of making us an attractive candidate for either a public offering of our shares or a sale to financial or strategic buyers, and which provide our named executive officers with meaningful compensation on and following such an event. As a result, our compensation programs are weighted toward performance-based compensation, with particular emphasis on equity-based compensation, such that our named executive officers will see returns that are ultimately based upon the returns achieved by our shareholders.

Role of the Compensation Committee

        Our compensation committee is responsible for determining the compensation and benefit plans of the Company generally, and establishes and reviews all compensatory plans and arrangements with respect to our named executive officers. The compensation committee meets annually early in each fiscal year to determine the achievement of performance goals for the prior fiscal year, set new performance goals for the current fiscal year, and consider compensation increases. The committee also meets periodically to discuss compensation-related matters as they arise during the year. We have not engaged any compensation consultants to advise us on compensation design or policy.

Components of Compensation for 2006

        For 2006, the compensation provided to our named executive officers consisted of the same elements generally available to our non-executive employees, including base salary, annual bonus, equity-based compensation and other perquisites and benefits, each of which is described in more detail below. We believe that the mix of cash- and equity-based compensation, as well as the relationship of fixed to performance-based compensation, is well balanced to further the compensation philosophy discussed previously.

Base Salary

        The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive's skill set, experience, role and responsibilities. Base salary is set by our compensation committee in advance of each year, with our Chief Executive Officer ("CEO") providing recommendations to the committee for each named executive officer other than himself. In determining base salary for any particular year, the committee considers, among other factors, competitive market practice, individual performance for the prior year and the mix of fixed compensation to overall compensation.

Annual Incentive Bonuses

        The annual incentive bonuses are intended to compensate executives for achieving our annual financial goals at corporate and business unit levels and for achieving measurable individual annual performance objectives. Our annual incentive bonus plan (also known as the "Employee Incentive Program") provides for a cash bonus, dependent upon the Company's obtaining specified earnings before interest, taxes, depreciation and amortization adjusted for certain items, such as non-cash charges and restructuring charges (Adjusted EBITDA as defined in the senior secured credit facilities), calculated as a percentage of the executive's base salary. Our compensation committee approves the annual incentive award for each of the named executive officers, with the CEO providing recommendations to the compensation committee for each name executive officer other than himself. For 2006, the target bonus awards for each of the named executive officers were as follows:

Name	Target Bonus (as a percentage of base salary)
Robert B. Toth	100%
Lynn Amos	70%
Pierre Hauswald	70%
John O'Malley	70%
Josef Sauer	70%

        The incentive bonus pool used for all employee bonuses, including executive bonuses, is based on every employee's target bonus percentage and the actual Adjusted EBITDA achieved as compared to target Adjusted EBITDA. If actual Adjusted EBITDA exceeds the target, additional funds are added to the bonus pool. Likewise, if actual Adjusted EBITDA is less than the target, then the bonus pool is decreased. If actual Adjusted EBITDA is below a certain threshold (in 2006, 85% of Adjusted EBITDA target), then no bonuses are paid.

        The actual amount of an executive's annual bonus in respect of such year will be increased or decreased from the target bonus amount based upon company, business unit and individual performances. Actual 2006 bonus amounts are set forth in the Summary Compensation Table and were paid in March 2007.

Long-Term Equity Compensation

        To date, all of the long-term equity incentives granted to named executive officers have been in the form of stock options, which we believe provide an effective incentive with respect to company performance and an effective retention mechanism as a result of the applicable vesting mechanics of the awards. During 2006, we adopted our 2006 Stock Option Plan, which replaced our previous plan, in order to better align the equity ownership by our employees with the expectations as to long-term company performance. Options granted in 2006 under the 2006 Stock Option Plan vest based upon the satisfaction of Adjusted EBITDA targets over the four fiscal year period beginning with fiscal 2006. Specifically, fifty percent (50%) of the awards are subject to annual vesting upon achievement of annual Adjusted EBITDA targets, and the remaining fifty percent (50%) vest upon achievement of a cumulative Adjusted EBITDA target in 2009. Additionally, all or a portion of the options granted will vest upon a change in control if certain of our shareholders receive annualized net rates of return on their investment starting at 20%, with all options vesting if the shareholders received an annualized net rate of return equal to or in excess of 25%. The number of options granted to each executive was determined by our compensation committee and primarily based upon the executive's relative position within the Company as well as the executive's contribution to our operating results and his expected future contribution. The exercise prices of our stock option grants were set at the fair market value of a share of our stock at the time of the grant, with fair market values being determined by the board of directors using reasonable valuation methodologies in a manner consistent with the requirements of Section 409A of the Internal Revenue Code for private company stock.

        Upon the adoption of the 2006 Stock Option Plan, all unvested awards outstanding under our 2004 Stock Option Plan were canceled, and all outstanding vested awards were made subject to the terms and conditions of the 2006 Stock Option Plan. In connection with this assumption, all options held by Messrs. Toth and O'Malley that had an exercise price greater than the fair market value of the underlying stock were repriced such that the applicable exercise price was made equal to the then-fair market value. Our compensation committee determined that this repricing was necessary to minimize the effect of a decline in our fair market value that was the culmination of a trend originating prior to the tenure of and having little to do with the performance of either Mr. Toth or Mr. O'Malley and to reward Messrs. Toth and O'Malley for their significant contributions to our subsequent and continuing success.

Perquisites and Other Benefits

        Our named executive officers are eligible to receive the same benefits, including life and health benefits, that are available to all employees. We also provide certain additional perquisites to our named executive officers, on a case-by-case basis, including a car allowance, tax preparation services, reimbursement of relocation costs and tax gross-ups related to such reimbursement of relocation costs, tax preparation services and insurance premiums. With respect to the perquisites provided, we believe that it is necessary to provide such perquisites given the competitive market for talent, and such perquisites serve to allow our named executive officers to better focus on the business of the Company.

Severance Benefits

        Each of our named executive officers is entitled to receive severance benefits upon certain qualifying terminations of employment, based either on an applicable provision in such executive's employment agreement or pursuant to the terms of our Executive Severance Policy. These severance arrangements are intended to retain executives and provide continuity of management in connection with a threatened or actual change in control transaction.

Compensation Committee Report

        The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with the Company's management. Based on this review and these discussions, the compensation committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

Compensation Committee Michael Graff—Chairman David A. Barr

Summary Compensation Table

        The following table shows information regarding the compensation earned during the fiscal year ended December 30, 2006, by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers who were employed by us as of December 30, 2006, and whose total compensation exceeded $100,000 during that fiscal year.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	Non-Stock Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Robert B. Toth President and Chief Executive Officer	2006	472,500	207,916	750,000	65,497	1,495,913
Lynn Amos Chief Financial Officer, Treasurer and Secretary	2006	259,231	44,065	294,000	16,540	613,836
Pierre Hauswald Vice President & General Manager, Energy Storage—Transportation and Industrial	2006	215,385	44,173	268,000	63,602	591,160
John O'Malley Senior Vice President of Human Resources	2006	223,077	31,305	250,000	71,273	575,655
Josef Sauer(4) Vice President & General Manager, Separation Media	2006	149,454	45,942	230,000	93,716	519,512

(1)
Option awards consist of stock compensation expense related to grants made under the Polypore International, Inc. 2006 Option Plan. The valuation of these options was based on the grant date fair value of the options calculated pursuant to FAS 123(R). Assumptions used in the calculation of the option's fair value are included in Note 14 of our consolidated financial statements included in this Annual Report on Form 10-K.

During 2006, Messrs. Toth's and O'Malley's stock options issued under the Polypore International, Inc. 2004 Stock Option Plan were repriced. Messrs. Toth's and O'Malley's option award amounts include $47,000 and $1,000, respectively, related to the option repricings.

(2)
Non-stock incentive plan compensation consists of incentive bonuses earned in 2006 under our Employee Incentive Program, which will be paid during March 2007.

(3)
All Other Compensation consists of the following items:

•
Mr. Toth—Employer basic and matching 401(k) contributions of $17,600, tax gross-ups of $15,956, car allowances of $12,000, tax preparation fees of $10,600 and life insurance and disability premiums of $9,341

•
Mr. Amos—Employer basic and matching 401(k) contributions of $16,540

•
Mr. Hauswald—Contributions to the Expatriate Retirement Fund of $29,000, airline tickets for family of $15,232, employer basic 401(k) contributions of $10,769, car allowances of $4,545, tax preparation fees of $3,000 and life insurance premiums of $1,056

•
Mr. O'Malley—Relocation costs of $25,294, tax gross-ups of $20,240, employer basic and matching 401(k) contributions of $16,739, car allowances of $6,000 and tax preparation fees of $3,000

•
Mr. Sauer—Life insurance premiums of $58,798, car allowances of $17,686, relocation costs of $15,833 and statutory savings and vacation allowances of $1,399

(4)
Mr. Sauer commenced his employment with us during June 2006. His annual salary is €200,000. Mr. Sauer was compensated in Euros. The compensation amounts shown in the table were translated into U.S. dollars using an exchange rate of $1.2810 per Euro, which was the average exchange rate during Mr. Sauer's period of employment.

2006 Grants of Plan-Based Awards Table

        This table discloses the potential future payouts under the Company's non-equity incentive plan. It also captures the actual numbers of stock options granted and the grant date fair value of these awards.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date		Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (2)		Grant Date Fair Value of Stock and Option Awards (3)
Robert B. Toth	6/15/06 6/15/06 12/16/05	(5)	— — —	$	— — 472,500	— — —	— — —	4,142 1,038 —	— — —	— — —	$ $	772.46 772.46 —	$ $	3,199,529 46,000 —	(4)
Lynn Amos	6/15/06 12/16/05		— —	$	— 183,400	— —	— —	1,127 —	— —	— —		$772.46 —		$870,562 —
Pierre Hauswald	6/15/06 12/16/05	(5)	— —	$	— 154,000	— —	— —	1,130 —	— —	— —		$772.46 —		$872,880 —
John O'Malley	6/15/06 6/15/06 12/16/05	(5)	— — —	$	— — 148,400	— — —	— — —	775 25 —	— — —	— — —	$ $	772.46 772.46 —	$ $	598,657 1,000(4 —)
Josef Sauer	6/15/06 12/16/05	(5)	— —	$	— 178,900	— —	— —	1,175 —	— —	— —		$772.46 —		$907,641 —

(1)
See the Annual Incentive Bonuses discussion in the above Compensation Discussion and Analysis for further information regarding the variability of the payouts under the Employee Incentive Program.

(2)
Because our stock was not publicly-traded on the grant date, the exercise price was established at the fair market value of the stock at that date, which was calculated in a manner consistent with the requirements of Section 409A of the Internal Revenue Code for private company stock.

(3)
Represents the grant date fair value of the stock options granted, determined pursuant to FAS 123(R). The amounts listed represent the total share-based compensation to be recognized by us over the vesting periods of the stock options.

(4)
Represents the compensation expense associated with the repricing of options during 2006, determined pursuant to FAS 123(R).

(5)
For purposes of the Annual Incentive Bonus, the Grant Date is the date on which the compensation committee established applicable performance targets.

2006 Outstanding equity awards at fiscal year-end

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)		Option Expiration Date
Robert B. Toth	1,038 518	— —	— 3,624	(1)	$ $	772.46 772.46	7/6/15 6/15/16
Lynn Amos	48 141	— —	— 986	(1)	$ $	724.71 772.46	5/13/14 6/15/16
Pierre Hauswald	45 141	— —	— 989	(1)	$ $	724.71 772.46	5/13/14 6/15/16
John O'Malley	25 97	— —	— 678	(1)	$ $	772.46 772.46	11/1/15 6/15/16
Josef Sauer	147	—	1,028	(1)		$772.46	6/15/16

(1)
One-seventh of the options are subject to vesting upon the achievement of applicable annual Adjusted EBITDA targets for each of the 2007, 2008 and 2009 fiscal years, and the remaining four-sevenths of the options are subject to vesting on the achievement of applicable cumulative Adjusted EBITDA target for the 2009 fiscal year. Options are also subject to accelerated vesting upon a change in control pursuant to which certain of our shareholders receive an annualized net rate of return on their investment starting at 20%, with all such options vesting upon receipt of an annualized net rate of return equal to or in excess of 25%.

Potential Payments Upon Termination or Change in Control

Employment Agreements

        We are a party to an employment agreement with Mr. Toth, with a term that runs until July 6, 2008, and is automatically renewed for successive one year terms thereafter unless and until either party delivers notice of termination within 120 days of the expiration of the then current term. Under the terms of the employment agreement, Mr. Toth's salary was $472,500 for 2006. Mr. Toth's salary can be increased (but not decreased) at the discretion of the board of directors. As of January 1, 2007, Mr. Toth's salary was increased to $525,000. Mr. Toth is also eligible to receive incentive bonus compensation with a target of not less than 100% of his base salary.

        If Mr. Toth resigns with good reason, is terminated without cause or his employment term is not extended, then he will receive (i) an amount equal to the greater of his aggregate base salary payable for the remainder of his employment term or his current base salary, (ii) an amount equal to the greater of his annual bonus from the preceding year or 50% of the current year's target annual bonus; provided, that if more than a year remains on the employment term, such amount will be increased by a multiple of the number of months remaining in the employment term divided by twelve, and (iii) continuation of employee benefits through the longer of the remainder of the employment term or the one-year period following such termination.

        If Mr. Toth's employment is terminated in anticipation of or within twelve months following a merger, consolidation or similar event, then, in lieu of the amounts described above, he will receive (i) an amount equal to the greater of his aggregate base salary payable for the remainder of his employment term or two times his current base salary, (ii) an amount equal to two times the greater of his annual bonus from the preceding year or 50% of the current year's target annual bonus; provided, that if more than two years remain on the employment term, such amount will be increased by a multiple of the number of months remaining in the employment term divided by twelve.

        We are also a party to an employment agreement with Mr. Sauer, with a term that runs until Mr. Sauer's retirement or until terminated by either party, with a required notice period of twelve months. Under the terms of the employment agreement, Mr. Sauer's annual salary is €200,000. Mr. Sauer is also eligible to receive incentive bonus compensation with a target of 70% of his base salary. Additionally, we have agreed to provide certain retirement benefits through the purchase of life insurance contracts for Mr. Sauer. In the event that we terminate Mr. Sauer, he will receive a severance payment equal to his current annual salary.

Executive Severance Policy

        Each of our named executive officers, other than Mr. Toth and Mr. Sauer, participates in our Executive Severance Policy, which provides severance benefits upon certain terminations without cause, including terminations in connection with a merger, consolidation or similar change of control event. The severance benefits consist of one year's base salary and medical benefits for a year.

2006 Stock Option Plan

        Options granted under our 2006 Stock Option Plan typically vest based on the satisfaction of certain annual and cumulative performance criteria over the four-year fiscal period ended in fiscal 2009. Upon a change in control, all or a portion of the options that were granted under the stock option plan will vest if equity investors receive predetermined rates of return on their investment starting with a rate of return of 20%, with all options vesting if the rate of return is 25% or more. As of December 30, 2006, under the 2006 stock option plan, there were stock options for 13,219 shares outstanding, of which 1,595 options were vested. As of December 30, 2006, under the 2004 stock option plan, there were options for 2,115 shares outstanding, of which 1,389 were vested. There were 1,308 stock options under the 2004 Stock Option Plan that are now subject to the terms of the 2006 Stock Option Plan. The remaining 81 vested stock options will be redeemed in March 2007 and the remaining unvested stock options will be forfeited. An initial public offering is not considered a Change in Control under the 2006 Stock Option Plan.

Tabular Summary

        The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or without good reason ("voluntary termination"), (ii) termination other than for cause or with good reason ("involuntary termination"), (iii) termination in connection with a change in control, (iv) death and (v) disability. The amounts shown assume that the applicable triggering event occurred on December 30, 2006, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Type of Payment	Voluntary Termination	Involuntary Termination		Change in Control (1)		Death		Disability
Robert B. Toth	Cash Severance	—	$1,063,125		$1,417,500		$472,500	(2)	$472,500	(2)
	Continued Benefits	—	$84,127		$112,170		$7,099		$7,099
	Stock Option Acceleration	—	—		$1,422,890		—		—
Lynn Amos	Cash Severance	—	$262,000		$262,000		—		—
	Continued Benefits	—	$7,099		$7,099		—		—
	Stock Option Acceleration	—	—		$387,133		—		—
Pierre Hauswald	Cash Severance	—	$220,000		$220,000		—		—
	Continued Benefits	—	$7,099		$7,099		—		—
	Stock Option Acceleration	—	—		$388,311		—		—
John O'Malley	Cash Severance	—	$212,000		$212,000		—		—
	Continued Benefits	—	$7,099		$7,099		—		—
	Stock Option Acceleration	—	—		$266,203		—		—
Josef Sauer	Cash Severance	—	$263,400	(3)	$263,400	(3)	—		$83,950	(3)
	Continued Benefits	—	—		—		—		—
	Stock Option Acceleration	—	—		$403,623		—		—

(1)
Upon a change of control that results in a Net Rate of Return (as defined in the 2006 Stock Option Plan) of 20% of more to our shareholders, 70% of all options will vest. The vesting percentage rises to 100% if the Net Rate of Return equals 25%. The stock option acceleration benefit assumes that a Net Rate of Return of 25% was achieved and was calculated as based on the difference between the fair market value of a share of Polypore International, Inc. stock at December 30, 2006 (calculated to be $1,165.09) and the strike price of the unvested options ($772.46) multiplied by the number of unvested stock options held be each executive.

(2)
If deceased or disabled, Mr. Toth, or his estate, is entitled to receive his pro-rated bonus assuming we have achieved our performance targets. Mr. Toth and his dependents are also entitled to continued medical benefits for up to 12 months.

(3)
Amounts translated into U.S. dollars using the December 30, 2006 exchange rate of $1.3170 per Euro. Mr. Sauer is to receive €200,000 in severance upon his termination by the Company. He will also receive €63,743 if he becomes disabled.

Director Compensation

        During 2006, we did not have any outside directors. We will pay our outside directors (which do not include Messrs. Barr, Graff or Kruse) an annual retainer fee of $20,000, plus $5,000 for each board meeting they attend. In addition, we will pay each of our outside directors $5,000 per year for each committee of our board of directors for which they act as chairperson. We also may from time to time grant our outside directors options to purchase shares of our common stock in amounts and upon terms to be determined by our board of directors. Other than outside directors, we do not compensate our directors for serving on our board of directors or any of its committees. We do, however, reimburse each member of our board of directors for out-of-pocket expenses incurred in connection with attending our board and committee meetings.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        All of the Company's issued and outstanding shares of common stock is owned indirectly by Polypore International. Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P. and certain members of management and a director own, directly or indirectly, all of Polypore International.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Transactions

        On May 13, 2004, Polypore and its shareholders consummated a stock purchase agreement with PP Acquisition Corporation ("PP Acquisition"), a subsidiary of Polypore International, pursuant to which PP Acquisition purchased all of the outstanding shares of the Company's capital stock. The aggregate purchase price, including acquisition related costs, was approximately $1,150.1 million in cash. In connection with these Transactions, PP Acquisition (i) obtained a new credit facility consisting of a $370.0 million term loan facility and a €36 million term loan facility, with initial borrowings of approximately $414.9 million, (ii) issued the 8 3/4% Notes, with a face amount of $405.9 million, and (iii) received equity contributions from its shareholders of $320.4 million. PP Acquisition used the net proceeds from the new credit facility, the issuance of the 8 3/4% Notes and the equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under the Company's existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into the Company, with the Company as the surviving corporation.

Management investments

        Certain executive officers and members of management own an aggregate of 1,744 Class A common units of PP Holding, LLC, one of the stockholders of our indirect parent, Polypore International, which represent approximately 1% of the outstanding membership interests of PP Holding, LLC. Messrs. Toth, Amos, O'Malley and Hauswald collectively own 933 Class A common units, including 518 units purchased in 2006 by Mr. Toth for approximately $400,000.

Operating agreement

        Messrs. Toth, Amos, O'Malley and Hauswald (which we collectively refer to as the "management members"), Warburg Pincus and PP Holding, LLC entered into an operating agreement which will govern PP Holding, LLC. The operating agreement provides that Warburg Pincus will be the managing members of PP Holding, LLC, which we refer to herein as the "managing members." Subject to certain customary exceptions, no management member may transfer any Class A common units or any interest therein unless the written consent of the managing members is obtained, and thereafter any proposed transfer by a management members will be subject to a right of first refusal running in favor of Warburg Pincus. The operating agreement provides that Warburg Pincus may transfer its Class A common units freely, provided that, in the event of certain types of transfers of Class A common units, the other members of PP Holding, LLC may participate in such transfers on a pro rata basis. The operating agreement further provides that, in the event of certain types of transfers by Warburg Pincus of our common stock directly owned by Warburg Pincus, PP Holding, LLC will have the right to, and the managing members will agree to cause PP Holding, LLC to, participate in such transfers on a pro rata basis and distribute the proceeds to the holders of Class A Common Units.

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

Stockholders' agreement

        In connection with the Transactions, the stockholders of Polypore International, Warburg Pincus and PP Holding, LLC, entered into a stockholders' agreement which will govern the shares of capital stock of Polypore International.

        The stockholders' agreement provides that, subject to certain customary exceptions, in the event Polypore International proposes to issue equity securities, Warburg Pincus and PP Holding, LLC are entitled to participate in such proposed issuance on a pro rata basis. Those participation rights, and certain other rights granted under the stockholders' agreement, will terminate automatically upon the closing of an initial public offering. The stockholders agreement further provides that until the initial public offering of Polypore International, Warburg Pincus will have the right to designate a majority of our board of directors.

Stockholders' registration rights agreement

        In connection with the Transactions, our stockholders and certain management investors entered into a stockholders' registration rights agreement, which granted such stockholders certain customary registration rights, including demand, piggy-back and Form S-3 registration rights.

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

Tax sharing agreement

        We, our subsidiaries and Polypore International have entered into a tax sharing agreement. Under the terms of the tax sharing agreement, we and each of our subsidiaries are obligated to make payments to Polypore International equal to the amount of the federal and state income taxes that we and each of our subsidiaries would have owed if we did not file our federal and state income tax returns on a consolidated or combined basis, with cash payments to Polypore International being limited by Polypore International's actual cash tax obligations.

German investment

        Our German subsidiary has equity investments in two companies that provide patent, trademark and research services for us. The investments represent approximately 25% ownership in each of the firms and are accounted for by the equity method of accounting. The equity investment account balance was $177,000 and $150,000 at December 30, 2006 and December 31, 2005, respectively. Charges from the affiliates for work performed were $961,000 in 2006, $1,407,000 in 2005, $474,000 for the period from May 2, 2004 through January 1, 2005 and $523,000 for the period from January 4, 2004 through May 1, 2004. The Company has amounts due to the affiliates of approximately $59,000 and $84,000 at December 30, 2006 December 31, 2005, respectively.

Policies and procedures regarding transactions with related persons

        Pursuant to our policies, any transactions between the Company and a Company affiliate, director, employee, an immediate family member of a Company director or employee or business entities in which a Company director or employee or an immediate family member of a Company director employee is an officer, director and/or controlling shareholder must be conducted at arm's length. Any consideration paid or received by the Company in such a transaction must be on terms no less favorable than terms available to an unaffiliated third party under similar circumstances. Any interest of a director or officer in such transactions that do not require prior board of directors approval shall be reported to the board of directors at least annually.

Item 14.    Principal Accounting Fees and Services

        The following table shows the aggregate fees billed to the Company by Ernst & Young LLP for fiscal years 2006 and 2005:

(in thousands)	2006	2005
Audit Fees(1)	$1,173	$889
Audit-Related Fees(2)	—	85
Tax Fees(3)	562	627
All Other Fees	3	3

(1)
Audit Fees. This fee category consists of professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements and services normally provided by the independent auditors in connection with statutory and regulatory filings, other documents filed with the SEC, and advice on audit and accounting matters that arose during the audit or review of our financial statements.

(2)
Audit-Related Fees. This fee category consists of assurance and related professional services rendered by Ernst & Young LLP that are reasonably related to performing the audit and review of our financial statements and are not reported above under "Audit Fees." The services for these fees primarily include audits of financial statements for the Company's employee benefit plans.

(3)
Tax Fees. This fee category consists of professional services rendered by Ernst & Young LLP for tax return preparation, tax compliance and tax planning advice.

        The audit committee has considered whether the non-audit services provided were compatible with maintaining the principal auditor's independence and believes that such services and related fees have not impaired the independence of the Company's principal auditors. All services provided by Ernst & Young LLP since May 13, 2004, the date of the Transactions, were pre-approved by the audit committee.

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
Documents filed as part of this report:

        1.     Financial Statements. The following items, including Consolidated Financial Statements of the Company, are set forth in Item 8 of this Annual Report on Form 10-K:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005

•
Consolidated Statements of Operations for the years ended December 30, 2006 and December 31, 2005, the period from May 2, 2004 through January 1, 2005 (Post-Transactions) and the period from January 4, 2004 through May 1, 2004 (Pre-Transactions)

•
Consolidated Statements of Shareholder's Equity for the years ended December 30, 2006 and December 31, 2005, the period from May 2, 2004 through January 1, 2005 (Post-Transactions) and the period from January 4, 2004 through May 1, 2004 (Pre-Transactions)

•
Consolidated Statements of Cash Flows for the years ended December 30, 2006 and December 31, 2005, the period from May 2, 2004 through January 1, 2005 (Post-Transactions) and the period from January 4, 2004 through May 1, 2004 (Pre-Transactions)

•
Notes to Consolidated Financial Statements

        2.     Financial Statement Schedules. The following schedule is set forth on page S-1 of this Annual Report on Form 10-K.

  Valuation and Qualifying Accounts for the years ended December 30, 2006 and December 31, 2005, the period from May 2, 2004 through January 1, 2005 (Post-Transactions) and the period from January 4, 2004 through May 1, 2004 (Pre-Transactions)

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

        3.     Exhibits.

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Polypore, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
3.2	Bylaws of Polypore, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
4.1
Indenture, dated as of May 13, 2004, by and among PP Acquisition Corporation (merged with and into Polypore, Inc.), the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
4.2
Form of 8 3/4% senior subordinated dollar notes due 2012 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))

Exhibit Number	Exhibit Description
4.3	Form of 8 3/4% senior subordinated euro notes due 2012 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
4.4	Registration Rights Agreement, dated as of May 13, 2004, by and among PP Acquisition Corporation (merged with and into Polypore, Inc.), the Guarantors (as defined therein), J.P. Morgan Securities Inc. acting as representative of the Dollar Initial Purchasers (as defined therein) and J.P. Morgan Securities Ltd. acting as representative of the Euro Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.1	Stock Purchase Agreement, dated as of January 30, 2004, by and among Polypore, Inc., PP Acquisition Corporation and the stockholders of Polypore, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.2	Credit Agreement, dated as of May 13, 2004, by and among PP Holding Corporation, PP Acquisition Corporation, as Borrower, the Several Lenders (as defined therein) from time to time parties thereto, General Electric Capital Corporation, Lehman Commercial Paper Inc. and UBS Securities LLC, as Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.3	First Amendment to Credit Agreement, dated as of May 13, 2004, by and among PP Holding Corporation, PP Acquisition Corporation, as Borrower, the Several Lenders (as defined therein) from time to time parties thereto, General Electric Capital Corporation, Lehman Commercial Paper Inc. and UBS Securities LLC, as Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.4	Guarantee and Collateral Agreement, dated as of May 13, 2004, by and among PP Holding Corporation, PP Acquisition Corporation and the subsidiaries of PP Acquisition Corporation identified therein (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.5	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of May 13, 2004, made by Daramic, LLC (f/k/a Daramic, Inc.), Mortgagor, to JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.6	Mortgage, Fixture Filing and Assignment of Leases and Rents, dated as of May 13, 2004, made by Daramic, LLC (f/k/a Daramic, Inc.), Mortgagor, to JPMorgan Chase Bank, as Administrative Agent, mortgagee (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))

10.7	Deed of Trust, Security Agreement, Fixture Filing and Assignment of Leases and Rents with Provision for Future Advances, dated as of May 13, 2004, made by Celgard, LLC (f/k/a Celgard, Inc.), Grantor, to First American Title Insurance Company, Trustee, for the use and benefit of JPMorgan Chase Bank, as Administrative Agent Beneficiary (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.8	Tax Sharing Agreement, dated as of May 13, 2004, by and among Polypore International, Inc., PP Holding Corporation and Polypore, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.9	Stockholders' Agreement, dated as of May 13, 2004, by and among Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., PP Holding, LLC and Polypore International, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.10	Registration Rights Agreement, dated as of May 13, 2004, by and among Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., PP Holding, LLC, Polypore International, Inc. and certain other persons a party thereto (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.11*	Severance Agreement, dated as of December 8, 2003, by and among Polypore, Inc. and Lynn Amos (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.12*	Form of Director and Officer Indemnification Agreement entered into between Polypore, Inc. and certain employees of Polypore, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4 filed on November 1, 2004 (Commission File No. 333-119224))
10.13	Second Amendment to Credit Agreement, dated as of June 15, 2005, by and among PP Holding Corporation, PP Acquisition Corporation, as Borrower, the Several Lenders (as defined therein) from time to time parties thereto, General Electric Capital Corporation, Lehman Commercial Paper Inc. and UBS Securities LLC, as Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 16, 2005)
10.14*	Employment Agreement, dated as of July 6, 2005, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 15, 2005).
10.15*	Employment Agreement, dated as of August 15, 2005, by and between Polypore International, Inc. and Frank Nasisi (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 15, 2005).

10.16	Third Amendment to Credit Agreement, dated as of December 19, 2005, by and among PP Holding Corporation, PP Acquisition Corporation, as Borrower, the Several Lenders (as defined therein) from time to time parties thereto, General Electric Capital Corporation, Lehman Commercial Paper Inc. and UBS Securities LLC, as Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.18 to the Company's Annual Report of Form 10-K filed on March 31, 2006).
10.17*	Employment Agreement, dated as of April 17, 2006, by and between Polypore, Inc. and Mitchell J. Pulwer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006).
10.18*	Employment Agreement, dated as of April 4, 2006, by and between Membrana GmbH, a subsidiary of Polypore, Inc. and Josef Sauer (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006).
10.19*	Agreement and Release, dated as of April 17, 2006, by and between Celgard, LLC, an indirect subsidiary of Polypore International, Inc., and Bradley W. Reed (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006).
10.20*	Contract, dated as of July 27, 2006, by and between Membrana GmbH and Stefan Geyler (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2006).
10.21*	Polypore International, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006).
10.22	Fourth Amendment, dated as of March 9, 2007, to the Credit Agreement, dated as of May 13, 2004, by and among PP Holding Corporation, Polypore, Inc. (f/k/a PP Acquisition Corporation), as Borrower, the Several Lenders (as defined therein) from time to time parties thereto, General Electric Capital Corporation, Lehman Commercial Paper Inc. and UBS Securities LLC, as Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent
10.23*	Form of Executive Severance Plan Policy
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Polypore, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYPORE, INC.
By:	/s/ ROBERT B. TOTH Robert B. Toth President and Chief Executive Officer

Date: March 14, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ ROBERT B. TOTH Robert B. Toth	President Executive Officer and Director (Principal Executive Officer)	March 14, 2007
/s/ LYNN AMOS Lynn Amos	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2007
/s/ MICHAEL GRAFF Michael Graff	Chairman of the Board	March 14, 2007
/s/ DAVID BARR David Barr	Director	March 14, 2007
/s/ KEVIN KRUSE Kevin Kruse	Director	March 14, 2007
/s/ W. NICHOLAS HOWLEY W. Nicholas Howley	Director	March 14, 2007

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

        No annual report or proxy material has been sent to security holders.

Polypore, Inc.
Financial statement schedule—Valuation and qualifying accounts

        For the years ended December 30, 2006 and December 31, 2005, and the periods from May 2, 2004 through January 1, 2005 (Post-Transactions) and January 4, 2004 through May 1, 2004 (Pre-Transactions)

		Additions
(in thousands)		Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		Deductions
Year ended December 30, 2006:
Allowance for doubtful accounts	$6,815	$1,887	$530	(1)	$(622	)(2)	$8,610
Valuation allowance of deferred tax asset	2,843	1,198	—		—		4,041

	$9,658	$3,085	$530		$(622)		$12,651
Year ended December 31, 2005:
Allowance for doubtful accounts	$5,962	$1,873	$(624	)(1)	$(396	)(2)	$6,815
Valuation allowance of deferred tax asset	1,989	854	—		—		2,843

	$7,951	$2,727	$(624)		$(396)		$9,658
Period from May 2, 2004 through January 1, 2005:
Allowance for doubtful accounts	$6,672	$(959)	$633	(1)	$(384	)(2)	$5,962
Valuation allowance of deferred tax asset	2,258	78	—		(347	)(3)	1,989

	$8,930	$(881)	$633		$(731)		$7,951
Period from January 4, 2004 through May 1, 2004:
Allowance for doubtful accounts	$5,324	$1,628	$(280	)(1)	$—		$6,672
Valuation allowance of deferred tax asset	484	1,774	—		—		2,258

	$5,808	$3,402	$(280)		$—		$8,930

(1)
Foreign currency translation adjustment.

(2)
The amount represents charge-offs net of recoveries.

(3)
Utilization and expiration of foreign tax credits that were previously considered to be unrealizable and the utilization of foreign net operating losses.

S-1

QuickLinks

Polypore, Inc. Index to Annual Report on Form 10-K For the Fiscal Year Ended December 30, 2006
Forward-looking Statements
Part II
Report of Independent Registered Public Accounting Firm
Polypore, Inc. Consolidated balance sheets
Polypore, Inc. Consolidated statements of operations
Polypore, Inc. Consolidated statements of shareholder's equity
Polypore, Inc. Consolidated statements of cash flows
Polypore, Inc. Notes to consolidated financial statements
Condensed consolidating balance sheet As of December 30, 2006
Condensed consolidating balance sheet As of December 31, 2005
Condensed consolidating statement of operations For the year ended December 30, 2006
Condensed consolidating statement of operations For the year ended December 31, 2005
Condensed consolidating statement of operations For the period May 2, 2004 through January 1, 2005
Condensed consolidating statement of operations For the period January 4, 2004 through May 1, 2004
Condensed consolidating statement of cash flows For the year ended December 30, 2006
Condensed consolidating statement of cash flows For the year ended December 31, 2005
Condensed consolidating statement of cash flows For the period May 2, 2004 through January 1, 2005
Condensed consolidating statement of cash flows For the period January 4, 2004 through May 1, 2004
PART III
Part IV
Signatures
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Polypore, Inc. Financial statement schedule—Valuation and qualifying accounts